Form 10-Q
period 1997-06-30
CMP MEDIA INC
filed 1997-08-21
CIK 1034139

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                         COMMISSION FILE NUMBER: 0-22789

                                 CMP MEDIA INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                         11-2240940
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

           600 COMMUNITY DRIVE
           MANHASSET, NEW YORK                                      11030
(Address of principal executive offices)                         (Zip code)

                                 (516) 562-5000
              (Registrant's telephone number, including area code)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes___   No X


          As of August 15, 1997, there were 23,109,570 shares of the registrant's voting common stock issued and outstanding, of which 7,016,320 shares were Class A Common Stock and 16,093,250 shares were Class B Common Stock.

                                 CMP MEDIA INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS.

             Condensed Consolidated Statements of Income (Unaudited)
             for the three and six months ended June 30, 1996 and 1997.........1

             Condensed Consolidated Balance Sheets (Unaudited)
             as of December 31, 1996 and June 30, 1997.........................2

             Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the six months ended June 30, 1996 and 1997...................3

             Notes to Unaudited Condensed Consolidated Financial Statements..4-5


  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.                                     6-10


  ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             None.


PART II - OTHER INFORMATION                                                   11


SIGNATURES                                                                    12

                         CMP MEDIA INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS
                                   (UNAUDITED)




                                                    FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                                        ENDED JUNE 30,                         ENDED JUNE 30,
                                              --------------------------------        -------------------------------
                                                  1996                1997                1996               1997
                                              ------------        ------------        ------------       ------------
Revenues                                      $    107,674        $    125,004        $    192,584       $    226,918
Operating costs and expenses:
   Cost of revenues                                 43,749              48,231              81,853             91,172
   Selling and promotion                            36,026              40,526              65,354             77,555
   General and administrative                       18,675              22,664              38,547             45,552
                                              ------------        ------------        ------------       ------------

Income from operations                               9,224              13,583               6,830             12,639
                                              ------------        ------------        ------------       ------------

 Gain on sales of businesses                            72                  --               1,288                 --
Other income (expense), net                            (95)             (2,076)                281             (5,123)
                                              ------------        ------------        ------------       ------------

Income before provision for
   income taxes                               $      9,201        $     11,507        $      8,399       $      7,516
Provision for income taxes                             300                 383                 274                250
                                              ------------        ------------        ------------       ------------

Net income                                    $      8,901        $     11,124        $      8,125       $      7,266
                                              ============        ============        ============       ============

Pro Forma Data:
   Historical income before provision
      for income taxes                        $      9,201        $     11,507        $      8,399       $      7,516
   Pro forma provision for income taxes              3,880               5,017               3,542              3,277
                                              ------------        ------------        ------------       ------------
   Pro forma net income                       $      5,321        $      6,490        $      4,857       $      4,239
                                              ============        ============        ============       ============

   Pro forma net income per share             $       0.24        $       0.29        $       0.22       $       0.19
                                              ============        ============        ============       ============
   Pro forma weighted average number of
      shares of common stock and common
      stock equivalents                         22,361,777          22,361,777          22,361,777         22,361,777
                                              ============        ============        ============       ============




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                         CMP MEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS
                                   (UNAUDITED)


                                                                                      DECEMBER 31,       JUNE 30,
                                                                                          1996             1997
                                                                                       ---------        ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                           $   6,721        $      --
   Accounts receivable, net                                                               65,145           77,733
   Inventories                                                                             6,091            6,318
   Deferred subscription acquisition costs                                                    --            5,242
   Prepaid expenses and other current assets                                               6,431            4,782
                                                                                       ---------        ---------
          Total current assets                                                            84,388           94,075
                                                                                       ---------        ---------
Property and equipment, net                                                               26,461           27,141
Investment in and advances to unconsolidated affiliates                                    8,197            5,656
Intangible and other assets                                                                4,889            4,628
                                                                                       ---------        ---------
                                                                                       $ 123,935        $ 131,500
                                                                                       =========        =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                    $  27,146        $  28,843
   Accrued expenses and other current liabilities                                         33,995           28,401
   Deferred revenue                                                                       11,382           12,854
                                                                                       ---------        ---------
          Total current liabilities                                                       72,523           70,098
                                                                                       ---------        ---------
Long-term debt                                                                            25,000           28,750
Deferred compensation and other liabilities                                                9,699           11,410
                                                                                       ---------        ---------
          Total liabilities                                                              107,222          110,258
                                                                                       ---------        ---------
Commitments and contingencies
Stockholders' equity:
   Class A Common Stock, par value $.01 per share, 50,000,000 shares authorized,
      1,321,320 shares issued and outstanding
   Class B Common Stock, par value $.01 per share,                                            13               13
      20,000,000 shares authorized, 17,553,250 shares issued
      and outstanding                                                                        176              176
   Additional paid-in capital                                                             17,843           17,860
   Retained earnings                                                                      14,323           17,874
   Unamortized restricted stock compensation                                             (15,174)         (14,213)
   Other                                                                                    (468)            (468)
                                                                                       ---------        ---------
          Total stockholders' equity                                                      16,713           21,242
                                                                                       ---------        ---------
                                                                                       $ 123,935        $ 131,500
                                                                                       =========        =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                         CMP MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)





                                                                                FOR THE SIX MONTHS
                                                                                   ENDED JUNE 30,
                                                                              ------------------------
                                                                                1996            1997
                                                                              --------        --------
Net cash provided by (used in) operating activities                           $ 18,246        $ (1,144)
                                                                              --------        --------

Cash flows from investing activities:
   Purchase of property and equipment and intangible assets                     (5,939)         (6,369)
   Investment in and advances to unconsolidated affiliates                      (6,926)         (1,867)
   Purchase of business                                                         (2,000)
   Proceeds from sales of businesses                                             2,304
                                                                              --------        --------
         Net cash used in investing activities                                 (12,561)         (8,236)
                                                                              --------        --------

Cash flows from financing activities:
   Borrowings under revolving credit agreement                                  14,550          29,470
   Repayment of borrowings                                                      (9,550)        (25,720)
   Distributions paid to S corporation stockholders for taxes and other        (11,378)         (3,715)
   Increase in book overdraft                                                                    2,735
   Other financing activities                                                        8            (111)
                                                                              --------        --------
         Net cash provided by (used in) financing activities                    (6,370)          2,659
                                                                              --------        --------

Net change in cash and cash equivalents                                           (685)         (6,721)

Cash and cash equivalents at beginning of period                                 6,091           6,721
                                                                              --------        --------
Cash and cash equivalents at end of period                                    $  5,406        $     --
                                                                              ========        ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                         CMP MEDIA INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


1.   BASIS OF PRESENTATION

         The condensed consolidated financial statements of CMP Media Inc. and subsidiaries (the "Company") as of June 30, 1997 and for the three and six months ended June 30, 1996 and 1997 are unaudited but have been prepared in accordance with generally accepted accounting principles for interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

         The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended December 31, 1996 included in the Company's Form S-1. The condensed consolidated balance sheet as of December 31, 1996 has been summarized from the Company's audited consolidated balance sheet as of that date.

2.   CONSUMMATION OF INITIAL PUBLIC OFFERING

         On July 30, 1997, the Company closed an initial public offering (the "Offering") of 5,000,000 shares of Class A Common Stock at an offering price of $22 per share, of which 3,750,000 shares were sold by the Company and 1,250,000 shares were sold by selling shareholders. The Company sold an additional 485,000 shares at $22 per share pursuant to the exercise of an over-allotment option by the underwriters of the Offering. Net proceeds to the Company after expenses of the Offering were approximately $85,100.

         The Company has used a portion of the net proceeds of the Offering to repay outstanding debt of $21,750 under its revolving credit agreement and a portion to pay $26,000 of an estimated $38,000 S corporation distribution declared immediately prior to the Offering (see Note 3). The remaining net proceeds will be used for general corporate purposes. As of June 30, 1997, on a pro forma basis giving effect to the payment of this distribution, Stockholders' equity would have been a deficit of $16,758.

         Prior to the consummation of the Offering, the Company declared a 35.75-for-one stock split, in the form of a stock dividend, of all classes of its common stock and restated its certificate of incorporation to, among other things, change the par value of all classes of its common stock from $0.10 per share to $0.01 per share. The stock dividend and change in par value have been given retroactive treatment in the condensed consolidated financial statements for all periods presented.

         Upon the consummation of the Offering, certain members of the founding family of the Company made a gift from their personal holdings of approximately 210,000 shares of Class A Common Stock to substantially all of the employees of the Company. As required by generally accepted accounting principles, the Company recorded, at the date of the gift, a one-time, non-cash compensation charge which will reduce income before provision for income taxes for the three months ended September 30, 1997 by approximately $4,600.

                         CMP MEDIA INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


3.       INCOME TAXES

         In connection with the Offering, the Company terminated its S corporation election and declared a final S corporation distribution to its stockholders, which is estimated to be approximately $38,000 (see Note 2). As a result of terminating its S corporation election and converting to a C corporation, the Company is subject to U.S. federal and all applicable state and local taxes. The unaudited pro forma provision for income taxes, unaudited pro forma net income and unaudited pro forma net income per share are presented as if the Company had terminated its S corporation election prior to January 1, 1996.

4.       PRO FORMA NET INCOME PER SHARE AND WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING

         Pro forma net income per share-primary is computed using the weighted average number of shares of common stock and common stock equivalents outstanding (using the Treasury Stock Method). Common stock options issued during the twelve-month period prior to the Offering have been included in the calculation as if they were outstanding for all periods using the Treasury Stock Method and the initial public offering price of $22.00 per share. In addition, the calculation includes shares of common stock representing the number of shares, based upon the initial public offering price of $22.00 per share, the proceeds from which would be necessary to pay the final S corporation distribution referenced in Note 2. above and S corporation distributions of approximately $10,300 made in the twelve months preceding May 31, 1997 which were in excess of net income for such twelve-month period. Net income per share-fully diluted is not presented as it is equivalent to net income per share-primary.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INITIAL PUBLIC OFFERING

         On July 30, 1997, the Company closed the Offering of 5,000,000 shares of Class A Common Stock at an offering price of $22 per share of which 3,750,000 shares were sold by the Company and 1,250,000 shares were sold by selling shareholders. The Company sold an additional 485,000 shares at $22 per share pursuant to the exercise of an over-allotment option by the underwriters of the Offering. Net proceeds to the Company after expenses of the Offering were approximately $85.1 million. See "Liquidity and Capital Resources".

         Upon the consummation of the Offering, certain members of the founding family of the Company made a gift from their personal holdings of approximately 210,000 shares of Class A Common Stock to substantially all of the employees of the Company. As required by generally accepted accounting principles, the Company recorded, at the date of the gift, a one-time, non-cash compensation charge which will reduce income before provision for income taxes for the three months ended September 30, 1997 by approximately $4.6 million.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, items within the Company's condensed consolidated statements of income as a percentage of revenues for each period. This table and the subsequent discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Form 10-Q.

                                            FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                ENDED JUNE 30,               ENDED JUNE 30,
                                             1996           1997           1996          1997
                                            ------         ------         ------        ------
                                                (UNAUDITED)                    (UNAUDITED)
Revenues                                     100.0%         100.0%         100.0%        100.0%
Operating costs and expenses:
      Cost of revenues                        40.6           38.6           42.5          40.2
      Selling and promotion                   33.5           32.4           33.9          34.2
      General and administrative              17.3           18.1           20.0          20.1
                                            ------         ------         ------        ------
Income from operations                         8.6           10.9            3.5           5.6
Gain on sales of businesses                    0.1             --            0.7            --
Other income (expense), net                   (0.1)          (1.7)           0.1          (2.3)
                                            ------         ------         ------        ------
Income before pro forma provision for
    income taxes                               8.5            9.2            4.4           3.3
Pro forma provision for income
    taxes (1)                                  3.6            4.0            1.8           1.4
                                            ------         ------         ------        ------
Pro forma net income (1)                       4.9%           5.2%           2.5%          1.9%
                                            ======         ======         ======        ======

-----------------
(1) Pro forma provision for income taxes is presented as if the Company had changed its tax status from an S corporation to a C corporation prior to January 1, 1996.

 THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

         REVENUES. Revenues for the three months ended June 30, 1997 increased $17.3 million, or 16.1%, to $125.0 million compared with $107.7 million for the same period in 1996. The improvement was primarily attributable to increases in advertising yield (advertising revenue per page) and in the number of advertising pages as well as increases in revenues from the Company's Internet services. Total advertising pages increased 10.3% to 10,776 pages, primarily due to advertising page increases for Computer Reseller News, InformationWeek, Electronic Buyers' News and WINDOWS Magazine, partially offset by advertising page decreases for Electronic Engineering Times and CommunicationsWeek.

         OPERATING COSTS AND EXPENSES. Cost of revenues for the three months ended June 30, 1997 increased $4.5 million, or 10.2%, to $48.2 million compared with $43.7 million for the same period in 1996, primarily as a result of increased editorial costs of approximately $1.5 million and increased costs attributable to the Company's Internet services of approximately $2.2 million, as well as higher distribution and fulfillment costs, partially offset by decreased paper costs for the Company's print publications. However, cost of revenues as a percentage of revenues decreased to 38.6% in the second quarter of 1997 as compared to 40.6% in the second quarter of 1996, primarily as a result of higher revenues resulting from increased advertising yield and advertising pages without a corresponding increase in cost of revenues for certain of the Company's print publications. Cost of revenues include production, paper, editorial, distribution and fulfillment costs.

         Selling and promotion expenses for the three months ended June 30, 1997 increased by $4.5 million, or 12.5%, to $40.5 million compared with $36.0 million for the same period in 1996. The increase was primarily attributable to higher commission and sales force costs of approximately $3.4 million associated with increased revenues in the second quarter of 1997 as compared to the second quarter of 1996 and planned increases in circulation costs of approximately $1.1 million in the second quarter of 1997. Selling and promotion expenses as a percentage of revenues decreased to 32.4% in the second quarter of 1997 from 33.5% in the second quarter of 1996. This was principally due to higher revenues without a corresponding increase in selling and promotion expense for certain of the Company's print publications.

         General and administrative expenses for the three months ended June 30, 1997 increased $4.0 million, or 21.4%, to $22.7 million compared with $18.7 million for the same period in 1996, primarily due to increased costs associated with higher staffing levels, as well as higher fixed asset depreciation and disposal losses. General and administrative expenses as a percentage of revenues increased to 18.1% in the first quarter of 1997 from 17.3% in the first quarter of 1996.

         OTHER INCOME (EXPENSE), NET. Other expense, net for the three months ended June 30, 1997 increased $2.0 million to $2.1 million compared with $0.1 million for the same period in 1996, primarily as a result of increased losses from the Company's equity investments of $1.7 million and higher interest expense due to higher levels of debt, partially offset by lower foreign exchange losses. The Company's equity investments are primarily in international publications and start-up Internet services and technology companies.

         PROVISION FOR INCOME TAXES. The Company and certain affiliates elected to be treated as S corporations for U.S. federal income tax purposes, which requires that the income or loss for federal and certain state and local jurisdictions be recognized by the stockholders. Had the Company and certain affiliates been C corporations for the three months ended June 30, 1997 and 1996, the effective income tax rate would have been 43.6% and 42.2%, respectively.

   SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

         REVENUES. Revenues for the six months ended June 30, 1997 increased $34.3 million, or 17.8%, to $226.9 million compared with $192.6 million for the same period in 1996. The improvement was primarily attributable to increases in advertising yield and in the number of advertising pages as well as increases in revenues from the Company's Internet services. Total advertising pages increased 8.1% to 19,344 pages, primarily due to advertising page increases for Computer Reseller News, InformationWeek, Network Computing and Electronic Buyers' News, partially offset by advertising page decreases for Electronic Engineering Times and Computer Retail Week.

         OPERATING COSTS AND EXPENSES. Cost of revenues for the six months ended June 30, 1997 increased $9.3 million, or 11.4%, to $91.2 million compared with $81.9 million for the same period in 1996, primarily as a result of increased editorial costs of approximately $4.3 million and increased distribution, production and fulfillment costs, partially offset by decreased paper costs for the Company's print publications as well as higher costs attributable to the Company's Internet services. However, cost of revenues as a percentage of revenues decreased to 40.2% in the first six months of 1997 as compared to 42.5% in the first six months of 1996, primarily as a result of higher revenues resulting from increased advertising yield and advertising pages without a corresponding increase in cost of revenues, partially offset by costs attributable to NetGuide and Techweb, which currently have higher expense ratios than the Company's print publications.

         Selling and promotion expenses for the six months ended June 30, 1997 increased by $12.2 million, or 18.7%, to $77.6 million compared with $65.4 million for the same period in 1996. The increase was primarily attributable to higher commission and sales force costs of approximately $7.9 million associated with increased revenues in the first six months of 1997 as compared to the first six months of 1996 and planned increases in circulation costs of approximately $2.8 million in the first six months of 1997. Selling and promotion expenses as a percentage of revenues increased to 34.2% in the first six months of 1997 from 33.9% in the first six months of 1996. This was principally due to costs associated with the Company's Internet services, which have higher expense ratios than the Company's print publications.

         General and administrative expenses for the six months ended June 30, 1997 increased $7.0 million, or 18.2%, to $45.6 million compared with $38.6 million for the same period in 1996, primarily due to costs of approximately $2.4 million related to a reduction in the Company's work force, mainly at the corporate level, but also in the Company's personal computing publications, WINDOWS Magazine, Home PC and NetGuide Magazine, and NetGuide, increased costs associated with higher staffing levels, as well as higher fixed asset depreciation and disposal losses. General and administrative expenses as a percentage of revenues was 20.1% for the first six months of 1997 compared to 20.0% for the first six months of 1996.

         OTHER INCOME (EXPENSE), NET. Other expense, net for the six months ended June 30, 1997 increased $5.4 million to $5.1 million of other expense, net compared with $0.3 million of other income, net for the same period in 1996, primarily as a result of increased losses from the Company's equity investments of approximately $4.3 million, including a $1.2 million charge to reduce the carrying value of certain of its Internet services investments due to impairment, and higher interest expense due to higher levels of debt, partially offset by lower foreign exchange losses.

         PROVISION FOR INCOME TAXES. Had the Company and certain affiliates been C corporations for the six months ended June 30, 1997 and 1996, the effective income tax rate would have been 43.6% and 42.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has traditionally required relatively low levels of working capital to operate its business. Working capital was $24.0 million at June 30, 1997 and $11.9 million at December 31, 1996. The increase in working capital was primarily attributable to earnings for the six months ended June 30, 1997 and borrowings under the Company's revolving credit agreement, partially offset by capital expenditures and distributions to S corporation stockholders for taxes and other. Accounts receivable, net were $77.7 million at June 30, 1997 and $65.1 million at December 31, 1996. Days sales outstanding was 52.4 at June 30, 1997 and 53.3 at December 31, 1996. Paper inventories were $6.3 million at June 30, 1997 and $6.1 million at December 31, 1996.

         Cash (used in) provided by operating activities was $(1.1) million and $18.2 million for the six months ended June 30, 1997 and 1996, respectively. The significant decrease was primarily due to changes in working capital, the most significant of which were accounts receivable, accounts payable and accrued expenses and other current liabilities.

         Investing activities during the six months ended June 30, 1997 used $8.2 million, consisting of $6.4 million in capital expenditures and $1.8 million in investments in and advances to Internet services and other companies in which CMP has equity investments. Investing activities during the six months ended June 30, 1996 used $12.6 million, consisting primarily of $5.9 million in capital expenditures and the purchase of intangible assets and $6.9 million in investments in and advances to Internet services and other companies in which CMP has investments. The Company expects total capital expenditures for 1997 to continue at least at the pace of 1996 and to consist primarily of computer equipment for business unit and corporate use.

         The Company made cash distributions to its stockholders of $3.7 million and $11.4 million during the six months ended June 30, 1997 and 1996, respectively, to fund taxes owed by the stockholders on the Company's income attributable to them as stockholders of an S corporation. The Company's borrowings under its revolving credit agreement as of June 30, 1997 were $28.8 million and as of December 31, 1996 were $25.0 million.

         The Company's revolving credit agreement, as amended, with two financial institutions provides for borrowings of up to $75 million. Borrowings are unsecured and bear interest at either (i) LIBOR plus .35% to .825% depending on outstanding loan balances and the Company's earnings levels, or (ii) the prime rate. The agreement, as amended, contains certain negative covenants regarding minimum levels of net worth, fixed coverage and limitations on indebtedness. Borrowings outstanding at June 30, 1997 are due November 14, 2001.

         In April 1997, the Company guaranteed loans totaling $4.7 million to two of its senior executives to pay taxes in connection with their purchase of Class A Common Stock from the Co-Chairpersons of the Company. The loans are from one of the financial institutions with which the Company has its revolving credit agreement.

         In connection with the Offering, the Company terminated its S corporation election and declared a final S corporation distribution to its stockholders, estimated to be approximately $38 million, a significant portion of which will be used by the stockholders of the Company to pay taxes they will owe on the Company's income attributable to them as stockholders of an S corporation. The Company has used a portion of the net proceeds of the Offering to pay $26 million of the estimated $38 million final S corporation distribution and a portion to repay $21.8 million outstanding under its revolving credit agreement at the time of the Offering. The Company plans to use the remaining net proceeds of the Offering for general corporate purposes.

         The Company's working capital requirements and costs associated with new product development have been met by cash flow from operations and short-term borrowings under its existing revolving credit facility. Management believes sufficient cash resources will be available to support its long-term growth strategies through internally generated funds, existing credit arrangements and the proceeds of the Offering. However, no assurance can be given that financing will continue to be available on favorable terms.

SEASONALITY

         The Company has typically incurred operating losses in the first quarter of each year, but generally has earned profits in each of the remaining quarters. First quarter losses have been primarily due to lower than average advertising sales during the quarter and relatively even distribution of certain costs throughout the year. First-quarter losses have varied from year-to-year due to a variety of factors, including the timing of new product launches and price increases from suppliers.

         Fourth-quarter revenues and income from operations of the Company have traditionally been more favorable than those of the preceding quarters as a result of a tendency of technology advertisers to place more advertising in the latter part of the year and the scheduling of major technology industry trade shows in the fourth quarter. While operating results for any quarter are not necessarily indicative of results for any future period, the Company expects that these quarterly trends will continue for the foreseeable future.

INFLATION AND VOLATILITY OF PAPER PRICES

         The Company continually reviews the impact of inflation and the volatility of paper prices. In early 1995, a postal rate increase went into effect, which was the first such increase since 1991. Paper prices began to rise in 1994, rose significantly in 1995, dropped in 1996 and have decreased slightly in 1997. The Company will continue to monitor the impact of inflation and paper prices and will consider these matters in setting its pricing policies. There can be no assurance that the Company can recoup paper price increases by passing them through to its advertisers and readers. In addition, the Company continually reviews its purchasing and manufacturing processes for opportunities to reduce costs and mitigate the impact of paper and postage increases (such as purchasing lighter-grade paper stock or, when paper prices are at cyclical lows, increasing paper inventory or entering into longer term contracts with suppliers). However, the Company has not entered, and does not currently plan to enter, into forward contracts. The Company also takes advantage of various postal discounts. However, unexpected or significant increases in paper prices may have an adverse affect on the Company's future financial position, results of operations and cash flows.

FORWARD-LOOKING STATEMENTS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which are subject to various risks and uncertainties. Actual results could differ materially from those discussed herein. Important factors that could cause or contribute to such differences include those discussed under the caption "Risk Factors" in the Prospectus contained in the Company's Registration Statement on Form S-1 (File No. 333-26741).

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings-per-share data on an international basis. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period earnings-per-share data presented. The Company is currently evaluating the new statement; however, the impact of adoption of SFAS No. 128 on the Company's financial statements is not expected to be significant.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None

ITEM 2. CHANGES IN SECURITIES.

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5. OTHER INFORMATION.

         On July 30, 1997, the Company closed an initial public offering of its Class A Common Stock, par value $0.01 per share (the "Offering"). Of the 5,485,000 shares of Class A Common Stock sold in the Offering, 4,388,000 shares were offered and sold in the United States (the "U.S. Offering") pursuant to a Registration Statement on Form S-1 (File No. 333-26741) which was declared effective July 24, 1997, and 1,097,000 shares were offered and sold in a concurrent international offering outside the United States (the "International Offering") pursuant to an exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The initial public offering price per share and the underwriting discount per share were identical in both the U.S. Offering and the International Offering. The representatives of the underwriters in the International Offering were Goldman Sachs International, Lazard Capital Markets, Bear, Stearns International Limited and Furman Selz LLC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      Exhibits

        *3.3     Restated Certificate of Incorporation of CMP Media
                 Inc.

        *3.4     Amended and Restated By-laws of CMP Media Inc.

        *4.1     Reference is made to Exhibits 3.3 and 3.4

        *4.2     Specimen Class A Common Stock certificate

        *4.3     1997 Stockholders' Agreement

        11       Statement regarding computation of per share earnings

        27       Financial Data Schedule

---------------------

* Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1 of CMP Media Inc., as amended (Commission File No. 333-26741).

       (b)       Reports on Form 8-K

                           None.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CMP MEDIA INC.


August 21, 1997          By:      /s/ Joseph E. Sichler
                                     ---------------------
                                     Joseph E. Sichler
                                     Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)

                                EXHIBIT INDEX

        *3.3     Restated Certificate of Incorporation of CMP Media
                 Inc.

        *3.4     Amended and Restated By-laws of CMP Media Inc.

        *4.1     Reference is made to Exhibits 3.3 and 3.4

        *4.2     Specimen Class A Common Stock certificate

        *4.3     1997 Stockholders' Agreement

        11       Statement regarding computation of per share earnings

        27       Financial Data Schedule

---------------------

* Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1 of CMP Media Inc., as amended (Commission File No. 333-26741).