Form 10-Q
period 1997-09-30
CMP MEDIA INC
filed 1997-11-14
CIK 1034139

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                               Yes  X   No
                                   ---     ---

      As of November 10, 1997, there were 23,110,386 shares of the registrant's voting common stock issued and outstanding, of which 7,015,912 shares were Class A Common Stock and 16,094,474 shares were Class B Common Stock.

                                 CMP Media Inc.

                                      Index

Part I - Financial Information

    Item 1. Financial Statements.

            Condensed Consolidated Statements of Income
            (Unaudited) for the three and nine months ended
            September 30, 1996 and 1997 .......................................1

            Condensed Consolidated Balance Sheets
            (Unaudited) as of December 31, 1996 and
            September 30, 1997 ................................................2

            Condensed Consolidated Statements of Cash Flows
            (Unaudited) for the nine months ended September
            30, 1996 and 1997 .................................................3

            Notes to Unaudited Condensed Consolidated
            Financial Statements ............................................4-5


    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.                  6-11

    Item 3. Quantitative and Qualitative Disclosures About
            Market Risk.

            None.


Part II - Other Information                                                   12

Signatures                                                                    13

                         CMP Media Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                in thousands, except per share and share amounts
                                   (unaudited)

                                           For the three months           For the nine months
                                            ended September 30,           ended September 30,
                                       ---------------------------   ---------------------------
                                           1996           1997           1996           1997
                                       ------------   ------------   ------------   ------------
Revenues                               $    110,578   $    114,179   $    303,162   $    341,097
Operating costs and expenses:
 Cost of revenues                            46,253         45,117        128,106        136,289
 Selling and promotion                       34,800         37,579        100,154        115,134
 General and administrative                  20,445         20,229         58,992         65,780
 Non-recurring compensation charge               --          4,449             --          4,449
                                       ------------   ------------   ------------   ------------
Income from operations                        9,080          6,805         15,910         19,445
                                       ------------   ------------   ------------   ------------
Gain on sales of businesses                     146          3,042          1,434          3,042
Other expense, net                             (655)        (3,171)          (374)        (8,294)
                                       ------------   ------------   ------------   ------------
Income before provision (benefit) for
 income taxes                          $      8,571   $      6,676   $     16,970   $     14,193
Provision (benefit) for income taxes            279         (2,939)           553         (2,689)
                                       ------------   ------------   ------------   ------------
Net income                             $      8,292   $      9,615   $     16,417   $     16,882
                                       ============   ============   ============   ============
Pro Forma Data:
 Historical income before provision
  for income taxes                     $      8,571   $      6,676   $     16,970   $     14,193
 Pro forma provision for income taxes         3,614          2,911          7,156          6,188
                                       ------------   ------------   ------------   ------------
 Pro forma net income                  $      4,957   $      3,765   $      9,814   $      8,005
                                       ============   ============   ============   ============
 Pro forma net income per share        $       0.22   $       0.16   $       0.44   $       0.35
                                       ============   ============   ============   ============
 Pro forma weighted average number of
  shares of common stock and common
  stock equivalents                      22,361,777     24,072,904     22,361,777     22,932,153
                                       ============   ============   ============   ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                         CMP Media Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                  in thousands, except share and per share data
                                   (unaudited)

                                                                           December 31,   September 30,
                                                                              1996           1997
                                                                           ------------   -------------
                                     ASSETS
Current assets:
 Cash and cash equivalents                                                  $   6,721     $  46,517
 Accounts receivable, net                                                      65,145        72,330
 Inventories                                                                    6,091         6,674
 Deferred subscription acquisition costs                                           --         4,773
 Deferred tax asset                                                               371         5,471
 Prepaid expenses and other current assets                                      6,060         4,780
                                                                            ---------     ---------
    Total current assets                                                       84,388       140,545
                                                                            ---------     ---------
Property and equipment, net                                                    26,461        27,161
Investment in and advances to unconsolidated affiliates                         8,197         4,519
Intangible and other assets                                                     4,889         5,366
                                                                            ---------     ---------
                                                                            $ 123,935     $ 177,591
                                                                            =========     =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                           $  27,146     $  26,145
 S Corporation distribution payable                                                --        12,000
 Accrued expenses and other current liabilities                                33,995        34,637
 Deferred revenue                                                              11,382        10,434
                                                                            ---------     ---------
    Total current liabilities                                                  72,523        83,216
                                                                            ---------     ---------
Long-term debt                                                                 25,000            --
Deferred compensation and other liabilities                                     9,699        11,883
                                                                            ---------     ---------
    Total liabilities                                                         107,222        95,099
                                                                            ---------     ---------
Commitments and contingencies
Stockholders' equity:
 Class A Common Stock, par value $.01 per share, 50,000,000 shares authorized, 1,321,320 shares issued and outstanding at December 31,
  1996 and 7,008,506 shares issued and outstanding at September 30, 1997           13            70

 Class B Common Stock, par value $.01 per share, 20,000,000 shares authorized, 17,553,250 shares issued and outstanding at December 31,
  1996 and 16,101,064 shares issued and outstanding at September 30, 1997         176           161

 Additional paid-in capital                                                    17,843        86,284
 Retained earnings                                                             14,323        10,177
 Unamortized restricted stock compensation                                    (15,174)      (13,732)
 Other                                                                           (468)         (468)
                                                                            ---------     ---------
    Total stockholders' equity                                                 16,713        82,492
                                                                            ---------     ---------
                                                                            $ 123,935     $ 177,591
                                                                            =========     =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                         CMP Media Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  in thousands
                                   (unaudited)

                                                                       For the nine months
                                                                       ended September 30,
                                                                       -------------------
                                                                         1996       1997
                                                                       --------   --------
Cash flows from operating activities
 Net income                                                            $ 16,417   $ 16,882
 Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Depreciation of property and equipment                                  5,912      6,070
  Amortization of intangible assets                                         289        312
  Write-off of property and equipment and intangible assets                 857      2,601
  Provision for doubtful accounts                                         2,283      1,787
  Compensation expense under incentive plans                              1,412      2,863
  Gain on sales of businesses                                            (1,434)    (3,042)
  Non-recurring compensation charge                                          --      4,449
  Losses from investments in unconsolidated affiliates                      462      7,850
  Deferred income taxes                                                     150     (5,100)
  Cash effects of changes in assets and liabilities, net of
   the effects of businesses acquired and sold:
   Increase in accounts receivable                                       (3,118)    (8,972)
   Decrease (increase) in inventories                                     5,334       (583)
   Increase in deferred subscription acquisition costs                   (2,734)    (4,773)
   Decrease in prepaid expenses and other current assets                  3,905      1,280
   Increase in other assets                                                (553)    (1,139)
   Increase (decrease) in accounts payable                                5,225     (1,002)
   Increase in accrued expenses and other current liabilities             4,918        642
   Increase in deferred revenue                                           1,411        226
   (Decrease) increase in other liabilities                                (335)       957
                                                                       --------   --------
    Net cash provided by operating activities                            40,401     21,308
                                                                       --------   --------
Cash flows from investing activities:
 Purchase of property and equipment                                      (9,685)    (9,021)
 Purchase of intangible assets                                             (150)        --
 Investment in and advances to unconsolidated affiliates                 (9,226)    (4,172)
 Purchase of business                                                    (2,000)        --
 Proceeds from sales of businesses                                        2,489      1,868
                                                                       --------   --------
    Net cash used in investing activities                               (18,572)   (11,325)
                                                                       --------   --------
Cash flows from financing activities:
 Proceeds from issuance of common stock, net of expenses of $8,459           --     84,711
 Borrowings under revolving credit agreement                             15,550     29,475
 Repayment of borrowings                                                (20,550)   (54,475)
 Distributions paid to S corporation stockholders for taxes and other   (14,990)   (29,721)
 Other financing activities                                                 (33)      (177)
                                                                       --------   --------
    Net cash (used in) provided by financing activities                 (20,023)    29,813
                                                                       --------   --------
Net change in cash and cash equivalents                                   1,806     39,796
Cash and cash equivalents at beginning of period                          6,091      6,721
                                                                       --------   --------
Cash and cash equivalents at end of period                             $  7,897   $ 46,517
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

                         CMP Media Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
               (in thousands, except per share and share amounts)


1. Basis of Presentation

      The condensed consolidated financial statements of CMP Media Inc. and subsidiaries (the "Company") as of September 30, 1997 and for the three and nine months ended September 30, 1996 and 1997 are unaudited but have been prepared in accordance with generally accepted accounting principles for interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

      The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1 (File No. 333-26741). The condensed consolidated balance sheet as of December 31, 1996 has been summarized from the Company's audited consolidated balance sheet as of that date.

2. Consummation of Initial Public Offering

      On July 30, 1997, the Company closed an initial public offering (the "Offering") of 5,485,000 shares of Class A Common Stock at an offering price of $22.00 per share, of which 4,235,000 shares were sold by the Company and 1,250,000 shares were sold by selling stockholders. Net proceeds to the Company after expenses of the Offering were $84,711.

      The Company has used a portion of the net proceeds of the Offering to repay outstanding debt of $21,750 under its revolving credit agreement and a portion to pay $26,000 of an estimated $38,000 S corporation distribution declared immediately prior to the Offering (see Note 5). The remaining net proceeds will be used for general corporate purposes.

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

      Upon the consummation of the Offering, certain members of the founding family of the Company made a gift from their personal holdings of 202,186 shares of Class A Common Stock to substantially all of the employees of the Company. As required by generally accepted accounting principles, the Company recorded, at the date of the gift, a one-time, non-cash compensation charge of $4,449.

3. Gain on Sales of Businesses

      In August 1997, the Company sold the subscriber list of NetGuide Magazine, which was discontinued in July 1997, for approximately $3,042 in cash and assumed liabilities. The sale resulted in a pro forma, after-tax gain of approximately $1,716.

                         CMP Media Inc. and Subsidiaries
   Notes to Unaudited Condensed Consolidated Financial Statements - Continued
               (in thousands, except per share and share amounts)


4. Other Expense, Net

      During the nine months ended September 30, 1997, the Company recorded charges of $3,200 to reduce the carrying value of two of its Internet investments due to impairment. These charges are included in Other Expense, Net in the accompanying Condensed Consolidated Statement of Income. The pro forma, after-tax impact of these charges for the nine months ended September 30, 1997 was approximately $1,800.

5. Income Taxes

     In connection with the Offering, the Company terminated its S corporation election and declared a final S corporation distribution to stockholders of record prior to the consummation of the Offering, which is estimated to be approximately $38,000 (see Note 2). As a result of terminating its S corporation election and converting to a C corporation, the Company is subject to U.S. federal and all applicable state and local taxes. In connection with its conversion to a C corporation, the Company recorded a cumulative deferred tax benefit of $5,100. The unaudited pro forma provision for income taxes, unaudited pro forma net income and unaudited pro forma net income per share are presented as if the Company had terminated its S corporation election prior to January 1, 1996.

6. Pro Forma Net Income Per Share and Weighted Average Common Shares Outstanding

      Pro forma net income per share-primary is computed using the weighted average number of shares of common stock and common stock equivalents outstanding (using the Treasury Stock Method). Net income per share-fully diluted is not presented as it is equivalent to net income per share-primary.

      Common stock options issued during the twelve-month period prior to the Offering have been included in the calculation as if they were outstanding for all periods using the Treasury Stock Method and the initial public offering price of $22.00 per share prior to the Offering and the average market price of the Company's common stock subsequent to the Offering. In addition, the calculation of shares outstanding prior to the Offering includes shares of common stock representing the number of shares, based upon the initial public offering price of $22.00 per share, the proceeds from which would be necessary to pay the final S corporation distribution (see Note 5) and S corporation distributions of approximately $10,300 made in the twelve months preceding May 31, 1997 which were in excess of net income for such twelve-month period. The calculation of shares outstanding subsequent to the Offering is based on the actual weighted average number of shares outstanding.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Initial Public Offering

      On July 30, 1997, the Company closed the Offering of 5,485,000 shares of Class A Common Stock at an offering price of $22.00 per share of which 4,235,000 shares were sold by the Company and 1,250,000 shares were sold by selling stockholders. Net proceeds to the Company after expenses of the Offering were approximately $84.7 million. See "Liquidity and Capital Resources".

Results of Operations

      The following table sets forth, for the periods indicated, items within the Company's condensed consolidated statements of income as a percentage of revenues for each period. This table and the subsequent discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Form 10-Q.

                                              For the three months    For the nine months
                                               ended September 30,     ended September 30,
                                              --------------------    -------------------
                                                1996        1997        1996       1997
                                              --------    --------    --------   --------
                                                  (unaudited)             (unaudited)

Revenues ...................................   100.0%      100.0%      100.0%     100.0%
Operating costs and expenses:
      Cost of revenues .....................    41.8%       39.5%       42.3%      40.0%
      Selling and promotion ................    31.5%       32.9%       33.0%      33.7%
      General and administrative ...........    18.5%       17.7%       19.5%      19.3%
      Non-recurring compensation charge ....    --           3.9%       --          1.3%
                                              --------    --------    --------   --------
Income from operations .....................     8.2%        6.0%        5.2%       5.7%
Gain on sales of businesses ................     0.1%        2.7%        0.5%       0.9%
Other expense, net .........................    (0.6%)      (2.8%)      (0.1%)     (2.4%)
                                              --------    --------    --------   --------
Income before pro forma provision for
    income taxes ...........................     7.7%        5.9%        5.6%       4.2%
Pro forma provision for income
    taxes (1) ..............................     3.2%        2.6%        2.4%       1.9%
                                              --------    --------    --------   --------
Pro forma net income (1) ...................     4.5%        3.3%        3.2%       2.3%
                                              ========    ========    ========   ========

----------
(1) Pro forma provision for income taxes is presented as if the Company had changed its tax status from an S corporation to a C corporation prior to January 1, 1996.

Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996

      Revenues. Revenues for the three months ended September 30, 1997 increased $3.6 million, or 3.3%, to $114.2 million compared with $110.6 million for the same period in 1996. The improvement was primarily attributable to increases in advertising yield (advertising revenue per page), increased revenues from the Company's Internet services and increases in the number of advertising pages in the Company's print publications. Total advertising pages increased 3.7% to 10,142 pages, primarily due to advertising page increases for Computer Reseller News, InformationWeek, and Network Computing, partially offset by advertising page decreases for CommunicationsWeek, which was re-launched in September 1997 as InternetWeek; also, NetGuide Magazine ceased publication in July 1997. The overall increase in revenues was partially offset by the discontinuance of the Company's conference business in the fourth quarter of 1996.

      Operating Costs and Expenses. Cost of revenues for the three months ended September 30, 1997 decreased $1.2 million, or 2.6%, to $45.1 million compared with $46.3 million for the same period in 1996, primarily as a result of decreased paper and distribution costs partially offset by increased editorial costs for the Company's print publications, as well as increased costs attributable to the Company's Internet services. The decrease in distribution costs was due to the closing of NetGuide Magazine during the quarter. However, cost of revenues as a percentage of revenues decreased to 39.5% in the third quarter of 1997 from 41.8% in the third quarter of 1996. This resulted primarily from higher revenues resulting from increased advertising yield and advertising pages without a corresponding increase in cost of revenues for certain of the Company's print publications, as well as the closing of NetGuide Magazine which had higher expense ratios than several of the Company's other print publications. Cost of revenues include production, paper, editorial, distribution and fulfillment costs.

      Selling and promotion expenses for the three months ended September 30, 1997 increased by $2.8 million, or 8.0%, to $37.6 million compared with $34.8 million for the same period in 1996. The increase was primarily attributable to higher commission and sales force costs of approximately $1.8 million associated with increased revenues in the third quarter of 1997 as compared to the third quarter of 1996, increased sales efforts associated with the Company's Internet services, partially offset by decreased selling and promotion costs due to the closing of NetGuide Magazine, as well as increased promotion and circulation costs. Selling and promotion expenses as a percentage of revenues increased to 32.9% in the third quarter of 1997 from 31.5% in the third quarter of 1996. This was principally due to costs associated with the Company's Internet services, which currently have higher expense ratios than the Company's print publications.

      General and administrative expenses for the three months ended September 30, 1997 decreased $0.2 million, or 1.0%, to $20.2 million compared with $20.4 million for the same period in 1996 primarily as a result of the discontinuance of the Company's conference business in the fourth quarter of 1996. General and administrative expenses as a percentage of revenues decreased to 17.7% in the third quarter of 1997 from 18.5% in the third quarter of 1996 primarily as a result of increased revenues and the decrease in general and administrative expenses.

      Non-recurring Compensation Charge. Upon the consummation of the Offering, certain members of the founding family of the Company made a gift from their personal holdings of 202,186 shares of Class A Common Stock to substantially all of the employees of the Company. In connection with this gift, the Company recorded a one-time, non-cash compensation charge of $4.4 million.

      Gain on Sales of Businesses. The gain on sale of $3.0 million in the third quarter of 1997 was attributable to the sale of the subscriber list of the discontinued publication, NetGuide Magazine.

      Other Expense, Net. Other expense, net for the three months ended September 30, 1997 increased $2.5 million to $3.2 million compared with $0.7 million for the same period in 1996, primarily as a result of increased losses from the Company's equity investments of $3.4 million, including a $2.0 million charge to write-off the remaining carrying value of one of the Company's Internet investments due to impairment, partially offset by foreign exchange gains and a reduction in interest expense due to the repayment in full of borrowings under the Company's revolving credit agreement and interest income earned on short term investments. The Company's equity investments are primarily in international publications and start-up Internet services and technology companies.

      Provision for Income Taxes. Prior to changing its tax election from S corporation to C corporation, the Company and certain affiliates had elected to be treated as S corporations for U.S. federal income tax purposes, which required that the income or loss for federal and certain state and local jurisdictions be recognized by the stockholders. In connection with the Offering (see "Liquidity and Capital Resources"), the Company terminated its S corporation election and became a C corporation. If the Company and certain affiliates had been C corporations for the three months ended September 30, 1997 and 1996, the effective income tax rate would have been 43.6% and 42.2%, respectively.

Nine months Ended September 30, 1997 Compared with Nine months Ended September 30, 1996

      Revenues. Revenues for the nine months ended September 30, 1997 increased $37.9 million, or 12.5%, to $341.1 million compared with $303.2 million for the same period in 1996. The improvement was primarily attributable to increases in advertising yield and in the number of advertising pages as well as increased revenues from the Company's Internet services. Total advertising pages increased 6.5% to 29,486 pages, primarily due to advertising page increases for Computer Reseller News, InformationWeek, Network Computing and Electronic Buyers' News, partially offset by advertising page decreases for Electronic Engineering Times, CommunicationsWeek, which was re-launched in September 1997 as InternetWeek, and Computer Retail Week. Revenues from Internet services for the nine months ended September 30, 1997 represented approximately 3% of the Company's total revenues for that period. These Internet services revenues were triple those of the same period last year; however this growth was less than expected. The Company is expecting that revenues from Internet services for the fourth quarter of 1997 may be approximately $2 million to $4 million less than previously anticipated.

      Operating Costs and Expenses. Cost of revenues for the nine months ended September 30, 1997 increased $8.2 million, or 6.4%, to $136.3 million compared with $128.1 million for the same period in 1996, primarily as a result of increased editorial, distribution and fulfillment costs, as well as higher costs attributable to the Company's Internet services, partially offset by decreased paper costs for the Company's print publications. However, cost of revenues as a percentage of revenues decreased to 40.0% in the first nine months of 1997 as compared to 42.3% in the first nine months of 1996, primarily as a result of higher revenues resulting from increased advertising yield and advertising pages without a corresponding increase in cost of revenues for certain of the Company's print publications.

      Selling and promotion expenses for the nine months ended September 30, 1997 increased by $14.9 million, or 14.9%, to $115.1 million compared with $100.2 million for the same period in 1996. The increase was primarily attributable to higher commission and sales force costs of approximately $7.1 million associated with increased revenues in the first nine months of 1997 as compared to the first nine months of 1996, increased selling and promotion costs of approximately $5.3 million for the Company's Internet services and increased circulation and promotion costs partially offset by decreased costs related to the Company's conference business, which was discontinued in the fourth quarter of 1996. Selling and promotion expenses as a percentage of revenues increased to 33.8% in the first nine months of 1997 from 33.0% in the first nine months of 1996.

      General and administrative expenses for the nine months ended September 30, 1997 increased $6.8 million, or 11.5%, to $65.8 million compared with $59.0 million for the same period in 1996, primarily due to costs of approximately $2.4 million related to a reduction in the Company's work force, mainly at the corporate level, but also in the Company's personal computing publications, WINDOWS Magazine, Home PC and NetGuide Magazine, and NetGuide (the on-line service), plus increased costs associated with higher staffing levels, as well as higher depreciation expense. General and administrative expenses as a percentage of revenues was 19.3% for the first nine months of 1997 compared to 19.5% for the first nine months of 1996.

      Non-recurring Compensation Charge. Upon the consummation of the Offering, certain members of the founding family of the Company made a gift from their personal holdings of 202,186 shares of Class A Common Stock to substantially all of the employees of the Company. In connection with this gift, the Company recorded a one-time, non-cash compensation charge of $4.4 million.

      Gain on Sales of Businesses. The gain on sale of $3.0 million for the nine months ended September 30, 1997 was attributable to the sale of the circulation list of the discontinued publication, NetGuide Magazine. The gain on sale of $1.4 million for the nine months ended September 30, 1996 was realized primarily from the sale of the Company's CommunicationsWeek International publication in February 1996.

      Other Expense, Net. Other Expense, Net for the nine months ended September 30, 1997 increased $7.9 million to $8.3 million compared with $0.4 million for the same period in 1996, primarily as a result of increased losses from the Company's equity investments of approximately $7.7 million, including charges of $3.2 million to reduce the carrying value of certain of its Internet services investments due to impairment, as well as higher interest expense.

      Provision for Income Taxes. If the Company and certain affiliates had been C corporations for the nine months ended September 30, 1997 and 1996, the effective income tax rate would have been 43.6% and 42.2%, respectively.

Liquidity and Capital Resources

      The Company has traditionally required relatively low levels of working capital to operate its business. Working capital was $57.3 million at September 30, 1997 and $11.9 million at December 31, 1996. The increase in working capital was primarily attributable to the net proceeds of the Offering, borrowings under the Company's revolving credit agreement and earnings for the nine months ended September 30, 1997, partially offset by repayments of borrowings and distributions to S corporation stockholders for taxes and other. Accounts receivable, net were $72.3 million at September 30, 1997 and $65.1 million at December 31, 1996. Days sales outstanding was 56.0 at September 30, 1997 and
53.3 at December 31, 1996. Paper inventories were $6.7 million at September 30, 1997 and $6.1 million at December 31, 1996.

      Cash provided by operating activities was $21.3 million and $40.4 million for the nine months ended September 30, 1997 and 1996, respectively. The significant decrease was primarily due to changes in working capital, the most significant of which were accounts receivable, inventory and accounts payable as well as increased losses from investments in unconsolidated affiliates, the change in deferred taxes and the non-recurring compensation charge.

      Investing activities during the nine months ended September 30, 1997 used $11.3 million, consisting of $9.0 million in capital expenditures and $4.2 million in investments in and advances to entities in which the Company has equity investments, partially offset by $1.9 million in proceeds from the sale of the subscriber list of NetGuide Magazine. Investing activities during the nine months ended September 30, 1996 used $18.6 million, consisting primarily of $9.7 million in capital expenditures and $9.2 million in investments in and advances to Internet services and other entities in which the Company has investments. The Company expects total capital expenditures for 1997 to continue at a similar pace to 1996 and to consist primarily of computer equipment for business unit and corporate use.

      Financing activities during the nine months ended September 30, 1997 provided $29.8 million, consisting primarily of $84.7 million in net proceeds from the Offering and $29.5 million of borrowings under the Company's revolving credit agreement, partially offset by $54.5 million of repayments of borrowings and $29.7 million of cash distributions to the Company's stockholders of record prior to the Offering, a significant portion of which will be used to pay taxes such stockholders will owe on the Company's income attributable to them as stockholders of an S corporation. Financing activities for the nine months ended September 30, 1996 used $20.0 million, consisting primarily of $20.6 million of repayments of borrowings, $15.0 million of cash distributions to the Company's stockholders for taxes and other, partially offset by $15.6 of borrowings under the Company's revolving credit agreement. The Company had no borrowings under its revolving credit agreement as of September 30, 1997 and $25.0 million of borrowings as of December 31, 1996.

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

      In April 1997, the Company guaranteed loans totaling $4.7 million to two of its senior executives to pay taxes in connection with their purchase of Class A Common Stock from the Co-Chairpersons of the Company. The loans are from one of the financial institutions with which the Company has its revolving credit agreement. These loans will be payable in November 2001 and are guaranteed through such date. The Company is obligated to extend the guarantees for $3.0 million and $1.7 million through December 31, 2005 and December 31, 2007, respectively, at the request of the senior executives.

      In connection with the Offering, the Company terminated its S corporation election and declared a final S corporation distribution to its stockholders of record prior to the Offering, estimated to be approximately $38 million, a significant portion of which will be used by such stockholders to pay taxes they will owe on the Company's income attributable to them as stockholders of an S corporation. The Company has used a portion of the net proceeds of the Offering to pay $26 million of the estimated $38 million final S corporation distribution and a portion to repay approximately $21.8 million outstanding under its revolving credit agreement at the time of the Offering. The remaining net proceeds are currently held in short term investments. The Company plans to use the remaining net proceeds of the Offering for general corporate purposes.

      The Company's working capital requirements and costs associated with new product development have been met by cash flow from operations and short-term borrowings under its existing revolving credit facility. Management believes sufficient cash resources will be available to support its long-term growth strategies through internally generated funds, the proceeds of the Offering and existing credit arrangements. However, no assurance can be given that financing will continue to be available on favorable terms.

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

Inflation and Volatility of Paper Prices

      The Company continually reviews the impact of inflation and the volatility of paper prices. In early 1995, a postal rate increase went into effect, which was the first such increase since 1991. Paper prices rose significantly in 1995, dropped in 1996 and have decreased slightly through mid-1997 and increased minimally in recent months. The Company will continue to monitor the impact of inflation and paper rices and will consider these matters in setting its pricing policies. There can be no assurance that the Company can recoup paper price increases by passing them through to its advertisers and readers. In addition, the Company continually reviews its purchasing and manufacturing processes for opportunities to reduce costs and mitigate the impact of paper and postage increases (such as purchasing lighter-grade paper stock or, when paper prices are at cyclical lows, increasing paper inventory or entering into longer term contracts with suppliers). However, the Company has not entered, and does not currently plan to enter, into forward contracts. The Company also takes advantage of various postal discounts. However, unexpected or significant increases in paper prices may have an adverse affect on the Company's future financial position, results of operations and cash flows.

Forward-Looking Statements

      This report contains forward-looking statements regarding matters that are subject to risks and uncertainties. Forward-looking statements include, among others, information regarding the Company's anticipated revenues. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended. The Company's results could differ materially from those discussed in each forward-looking statement due to various factors which are outside the Company's control, including a reduction in demand for advertising by technology advertisers, competition from other media companies for audience and advertising revenue, market acceptance and penetration of new products and services, and material adverse changes in general economic conditions. For a more detailed discussion of these factors and others, see the "Risk Factors" section of the Company's Prospectus filed as part of its Registration Statement on Form S-1 (File No. 333-26741).

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

                           Part II - Other Information

Item 1. Legal Proceedings.

      None

Item 2. Changes in Securities.

      The Company's Registration Statement on Form S-1 (File No. 333-26741) was declared effective by the Securities and Exchange Commission (the "Commission") on July 24, 1997. On July 30, 1997, the Company closed the initial public offering of its Class A Common Stock, par value $.01 per share (the "Offering"). The representatives of the underwriters for the Offering were Goldman, Sachs & Co., Lazard Freres & Co. Inc., Bear Stearns & Co. Inc., Furman Selz LLC and each of their respective international affiliates. Of the 5,485,000 shares of Class A Common Stock sold in the Offering, 4,235,000 shares were sold by the Company and 1,250,000 shares were sold by selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The gross proceeds to the Company from the Offering were approximately $93.2 million and the aggregate underwriting discount was approximately $6.5 million. After deducting expenses of the Offering, net proceeds received by the Company were approximately $84.7 million. As of September 30, 1997, the Company has used a portion of such proceeds to pay $26 million of the estimated $38 million final S corporation distribution and approximately $21.8 million to repay indebtedness outstanding under its revolving credit agreement.

Item 3. Defaults Upon Senior Securities.

      None

Item 4. Submission of Matters to a Vote of Security Holders.

      None

Item 5. Other Information.

      None

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

----------
* Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1 of CMP Media Inc., as amended (Commission File No. 333-26741).

      (b)   Reports on Form 8-K

            None.

                                   Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CMP MEDIA INC.


November 14, 1997                  By:/s/ Joseph E. Sichler
                                      ------------------------------------
                                      Joseph E. Sichler
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)

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