Form 10-K405
period 1997-12-31
CMP MEDIA INC
filed 1998-03-30
CIK 1034139

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-22789
                            ------------------------

                                 CMP MEDIA INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      11-2240940
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

      600 COMMUNITY DRIVE, MANHASSET, NY                           11030
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (516) 562-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                     NONE                                           NONE

     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sales price on March 16, 1998, the aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant was approximately $150,671,100 as of such date.

     As of March 16, 1998, the Registrant had outstanding 7,060,312 shares of Class A Common Stock, and 16,050,074 shares of Class B Common Stock.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Registrant's 1998 Annual Meeting of Stockholders are incorporated into Part III of this Report on Form 10-K.

     Certain exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 333-26741) are incorporated by reference as Exhibits to this Report on Form 10-K in Part IV, Item 14.
================================================================================

                                 CMP MEDIA INC.

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................  1
Item 2.     Properties..................................................  9
Item 3.     Legal Proceedings...........................................  9
Item 4.     Submission of Matters to a Vote of Security Holders.........  9
                                   PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................  10
Item 6.     Selected Financial Data.....................................  11
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................  12
Item 7A.    Quantitative and Qualitative Disclosures about Market
            Risk........................................................  19
Item 8.     Financial Statements and Supplementary Data.................  19
Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure....................................  40
                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........  40
Item 11.    Executive Compensation......................................  40
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................  40
Item 13.    Certain Relationships and Related Transactions..............  40
                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................  41
Signatures..............................................................  47

ITEM 1.  BUSINESS

CMP Media Inc. ("CMP" or the "Company") is a leading technology media company that provides information products and services to the builders, sellers and users of technology worldwide. The Company has published magazines and newspapers about technology for more than 26 years. In terms of total print advertising pages, it is now the largest technology publisher in the U.S., with a 1997 U.S. market share of 24.6% according to Inquiry Management Systems ("IMS"), an independent ad-tracking firm. In recent years the Company has expanded its publishing activities into foreign countries as well as onto the World Wide Web.

Of the three largest U.S. technology publishers, CMP is the only one which serves the broad spectrum of builders, sellers and users of technology. The Company believes that publishing for audiences across the spectrum of builders, sellers and users enables it to offer advertisers a one-stop purchasing opportunity which capitalizes on their need to reach audiences in multiple markets. The "builders" of technology include manufacturers, engineers, designers and purchasers of electronic systems and components, including computers, telecommunications equipment, semiconductors, software, peripherals and related products. The "sellers" include distributors, value-added resellers ("VARs"), retailers, systems integrators, dealers, consultants, computer superstores, mass merchandisers, warehouse clubs, consumer electronics retailers and mail-order sellers. The "users" include the end-users of information systems, computer systems, personal computers, software, the Internet and related products and services, including information systems executives, network communications and departmental applications managers, and Internet and intranet managers.

The technology sector of the U.S. publishing industry has experienced substantial growth as technology has become increasingly integrated into business and consumer products and the demand for technology information and analysis has increased. According to IMS, since 1993 the technology publishing market has grown by more than 20,500 advertising pages, and CMP has accounted for more than 51% of that growth. In 1997, according to IMS, CMP was the only U.S. technology publisher to publish more than 40,000 advertising pages.

CMP's principal executive offices are located at 600 Community Drive, Manhasset, New York, and its telephone number is 516/562-5000.

U.S. PUBLICATIONS

Each of CMP's print publications is designed for a distinct audience among the builders, sellers and users of technology. The Company serves the builders of technology through its original equipment manufacturer ("OEM") publications; it serves the sellers of technology through its "channel" publications; and it serves the users of technology through its "technology buyers" publications. Most of CMP's magazines and newspapers are controlled-circulation, business-to-business trade publications, although in recent years the Company has expanded beyond its core controlled-circulation business by launching paid-circulation magazines as well.

A controlled-circulation publication is one which is distributed without charge to qualified subscribers and which generates revenues predominantly from the sale of advertising space. Circulation is limited to a pre-determined number of subscribers who have certified to the publisher in writing that their job functions include purchasing authority in the particular market served by the publication. The publisher selects subscribers based on defined qualifying characteristics, thereby enabling advertisers to reach those individuals most likely to be interested in purchasing the products advertised in the publication. Once CMP accepts an applicant as a qualified subscriber for a controlled-circulation magazine or newspaper, that person normally receives the particular publication for one year. The subscriber must requalify each year thereafter to continue receiving the publication. Because the Company is able to offer its advertisers access to this highly targeted and valuable subscriber base, it is able to sell advertising space in its controlled-circulation publications at rates that are higher than the average rates charged by publications aimed at more general audiences.

BUILDERS

CMP publishes two controlled-circulation newspapers that address distinct audiences within the OEM sector of the technology industry.

     Electronic Buyers' News (launched May 1971) was CMP's first publication. It is a weekly newspaper primarily serving purchasers of electronic systems and components as well as corporate management at OEMs. It provides information about pricing trends, new products, supplier reports and industry developments. In terms of advertising pages, Electronic Buyers' News is the second largest publication in the U.S. OEM publishing sector according to IMS.

     Electronic Engineering Times (launched September 1972) is a weekly newspaper targeting electronic engineers and technical/corporate management at OEMs in the computer and electronics industries. It provides business, technology and product news, market information and industry trends reports for this audience. In terms of advertising pages, Electronic Engineering Times is the largest publication in the U.S. OEM publishing sector according to IMS.

SELLERS

CMP publishes three controlled-circulation publications that address distinct audiences within the channel sector of the technology industry.

     Computer Reseller News (launched June 1982) is a weekly newspaper that provides the value-added reseller channel (including VARs, systems integrators, dealers, consultants and distributors) with news, analysis and research about computer-related technology and product marketing trends. In terms of advertising pages, Computer Reseller News is the largest trade publication in the U.S. technology industry, according to IMS.

     VARBusiness (launched November 1987) is a bi-weekly magazine for the value-added reseller channel, offering product coverage, analysis of technology trends and practical insight on managing a reseller business. The magazine provides overviews of the state of the computer market, with annual features such as the VARBusiness 500, a ranking by revenues of the most successful VARs and systems integrators in North America.

     Computer Retail Week (launched September 1992) is a bi-weekly newspaper that delivers news and analysis concerning product technology and merchandising trends to management and store-level sales personnel in the retail channel at computer superstores, mass merchandisers, warehouse clubs and electronics retailers selling directly to consumers.

USERS

CMP publishes three controlled-circulation publications and two paid-circulation magazines that address distinct audiences in business and other enterprises.

     InternetWeek (launched 1984; re-launched 1997) is a weekly newspaper that provides news, reviews, case studies and business analysis to information technology buyers focused on the Internet, corporate networks, intranets and extranets. The newspaper was originally published under the title
CommunicationsWeek and was re-launched as InternetWeek in 1997.

     InformationWeek (launched 1979; re-launched 1985) is a weekly magazine that provides technology news and analysis from a business solutions perspective. InformationWeek has the largest controlled-circulation base of U.S. information systems managers and technology-related business managers among all enterprise computing publications. It was originally published under the title Information Systems News and was re-launched as InformationWeek in 1985. In 1997, InformationWeek had the largest growth in advertising pages among all U.S. information systems publications according to IMS.

     Network Computing (launched October 1990) is a bi-weekly magazine that provides network managers with technical, lab-based news and information about network technologies, from local area networks to large corporate intranet networks.

     WINDOWS Magazine (launched February 1992) is a monthly paid-circulation magazine for purchasers of Windows-related graphical computing products ranging from hand-held units through desktop PCs and workstations to enterprise-wide systems.

     HomePC (launched May 1994) is a monthly paid-circulation magazine that focuses on entertainment, education and personal productivity products and "how-to's" for home computing enthusiasts and offers a mix of product news, reviews and commentary.

INTERNATIONAL

Over the past few years, CMP has expanded its business internationally. As a print publisher, a licensor and an advertising sales representative, the Company now offers advertisers access to a global network of technology publications serving the builders, sellers and users of technology worldwide.

PUBLICATIONS

The Company publishes a number of technology magazines and newspapers in Europe. The circulation of each of the publications is primarily controlled, although a portion of the circulation is paid.

The Company publishes two channel publications in Europe.

     Computer Reseller News (Germany; launched March 1995) is a German-language bi-weekly newspaper published in Munich by a joint venture between CMP and WEKA Firmengruppe GmbH & Co. KG ("WEKA"). It provides news, analysis and product information for resellers, VARs and OEMs in Germany, Austria and Switzerland.

     Computer Reseller News (France; launched October 1997) is a wholly-owned French-language monthly magazine targeting channel resellers, integrators, dealers, consultants and distributors in France, Belgium and Switzerland.

The Company publishes six technology-buyers publications in Europe.

     InformationWeek (Germany; launched June 1997) is a bi-weekly magazine published in Munich by a joint venture between CMP and WEKA. It targets information technology decision-makers, and its editorial content covers all technology areas.

     Network Computing (Germany; launched February 1998) is a monthly newspaper published in Munich by a joint venture between CMP and WEKA. A re-launch of a magazine formerly known as PC-Netze, it provides news, trends and analysis to information technology buyers in networked environments.

     Datacom (Germany; launched November 1984) is a monthly magazine published in Munich by a joint venture between CMP and WEKA, which acquired the magazine in 1997. It covers the spectrum of in-house data exchange, including WANs, telecommunications and related services, for data communications and telecommunications professionals.

     Informatiques Magazine (France; launched October 1994) is a wholly-owned, French-language bi-weekly magazine published in Paris. It provides information on product developments, strategies and trends for information system managers and technology-related business managers at companies in France, Belgium and Switzerland.

     InformationWeek (United Kingdom; launched March 1997) is a wholly-owned bi-weekly magazine published in London. It targets information technology decision-makers whose purchasing responsibilities extend across the enterprise. Editorial content covers all technology areas, with in-depth product reviews.

     Network Week (United Kingdom; launched June 1995) is a wholly-owned weekly newspaper which the Company acquired on December 31, 1997. It covers technology and product issues for purchasers and managers of enterprise networks.

LICENSING

To achieve further international extension of its publication brands, the Company licenses the editorial content, and in some cases the titles and designs, of its U.S. publications to publishers outside the U.S. CMP material is currently licensed to more than 25 non-U.S. publishers and is distributed in more than 60 countries around the world.

ADVERTISING SALES REPRESENTATION

In addition to selling advertising space in its own publications to non-U.S. advertisers, CMP acts as the exclusive advertising sales representative in the U.S. and Canada for 80 non-CMP technology publications published outside the U.S. This global network of technology publications enables the Company to offer its advertisers a single source for the placement, billing and market-specific translation and customization of advertisements around the world.

INTERNET SERVICES

CMP has expanded its business onto the Internet in recent years. With the launch of TechWeb in 1994, the Company became the first major U.S. technology publisher to establish a Web site specifically for technology audiences. CMPnet (http://cmpnet.com) is the World Wide Web site which now serves as a single point of access for all of the Company's Internet services. Since its launch in July 1997, CMPnet's traffic growth has been more than three times that of its closest competitor based on its monthly compounded growth rate as measured by Media Matrix Inc. It provides access not only to the Web sites maintained by each of CMP's U.S. print publications but also to a number of other Internet services, including the following:

     TechWeb is one of the most comprehensive technology sources on the Web and provides, in addition to CMP's publication archives, daily news updates, expert analysis, hardware and software reports and other features for corporate information-technology decision-makers.

     EDTN Network (the Electronics Design & Technology News Network) is an interactive Internet service which provides electronics engineers with design information and decision-support tools. Certain components of the EDTN service are available by subscription only. EDTN is produced by a joint venture between CMP and Aspect Development, Inc.

     ChannelWeb is an Internet service available by subscription only which provides users with a customized news feed from CMP's channel publications and provides areas for vendors and resellers to exchange information, receive channel research and learn more about industry issues, products and technologies.

Except for EDTN and ChannelWeb, which derive their revenues primarily from subscriptions, CMP's Internet services derive their revenues primarily from the sale of advertising space on their sites.

OTHER MARKETING SERVICES

CMP generates additional revenues through a variety of marketing services which help advertisers reach their customers through avenues other than print publications and Internet services.

     Events. CMP hosts various industry forums and roundtables, including the InformationWeek 500 Conference, where top technology executives explore innovative uses of technology to tackle business challenges; the Xchange Conference, which provides technology vendors with the opportunity to meet with and demonstrate their new products to resellers and retailers; and the Networked Economy Conference, which brings together prominent representatives from the networking, finance and government sectors.

     Research. CMP completes more than 500 research studies a year through its own research organization and in cooperation with leading research firms. These include quantitative and qualitative studies conducted at the publication level as well as large syndicated market studies sponsored by advertisers. In 1997 the Company established a research unit, Channel Information Services, specifically to conduct research relevant to the channel market.

     Mailing List Rentals. CMP uses information from its subscription lists and other available databases to compile detailed mailing lists for rental by advertisers. The Company has the ability to customize its mailing list databases in order to screen for specific business or demographic criteria selected by a list renter and to match advertiser customer files against CMP's subscriber databases in order to compile additional data regarding such customers, including job function, purchase involvement, company size and other useful information. The Company believes that, because its mailing lists provide such highly targeted data, they are particularly attractive to its mailing list renters.

     Reprints. CMP licenses to advertisers and marketing customers the right to distribute reprints of articles that have appeared in CMP publications.

     Other. CMP provides a number of other marketing services, such as daily e-mail news services for subscribers and the Channel Advocate Program which is designed to help vendors enhance their channel relationships and sales results.

EDITORIAL

CMP believes that its print and Internet content has established a reputation among readers and within the technology industry for authoritative and reliable journalism.

Each CMP publication has its own dedicated editorial staff, including editors, researchers, designers and production personnel. To preserve the editorial integrity of each publication's news reporting and analysis, the Company seeks to maintain strict separation between the editorial and sales staffs of each publication. The Company believes that its reputation for objective, fair and credible editorial content contributes significantly to its success.

CMP's editorial staffs meet frequently with readers of their particular publications to understand better the information needs and interests of those readers and thereby serve them more effectively. The Company devotes considerable resources to the study of trends in its readership communities and strives to make its publications the best-read and most widely used among its target audiences. The Company also uses high-quality design graphics, illustrations, photography and other artistic elements to make its publications visually attractive and accessible to readers. CMP's publications have won numerous editorial and design awards from publishing and computer press societies.

Many of the Company's editors, designers, programmers and contributors are recognized as experts in their field and are regularly contacted by the press to comment on developments and trends in technology areas.

ADVERTISING SALES

Each of the Company's publications has its own advertising sales team, complemented by a Corporate Accounts sales team that provides large national advertisers with a single point of contact for all CMP publications and services. Each CMP publication uses a separate rate card to sell its advertising space, although advertisers may qualify for discounts based on spending patterns across multiple CMP publications. Because CMP is positioned as a single source for advertisers to reach a broad spectrum of the technology market, CMP enables advertisers to consolidate their advertising expenditures in a cost-effective manner.

CMP markets advertising space in each of its controlled-circulation publications by assuring advertisers that they will be able to reach a valuable, qualified audience of technology professionals and managers who are likely to have an interest in purchasing products or services in the sector of the technology industry to which the particular publication relates. Because CMP offers its advertisers access to a highly targeted and valuable subscriber base, it is able to sell advertising space in its controlled-circulation publications at rates that are higher than the average rates charged by publications aimed at more general audiences.

The Company believes it has built one of the most knowledgeable sales teams in the technology publishing sector.

CIRCULATION

CMP's subscriber information for each of its controlled-circulation publications is audited each year by BPA International ("BPA"), a nationally recognized auditor of periodical subscription lists specializing in controlled-circulation publications. BPA's audits verify that CMP's subscription information accurately identifies the number and job characteristics of qualified recipients and that the qualified recipients are in fact eligible to subscribe to the relevant publication under CMP's standards established for that publication.

The Audit Bureau of Circulation, another nationally recognized auditor of periodical subscription lists, audits WINDOWS Magazine and HomePC, which are paid-circulation magazines. Subscriptions for WINDOWS Magazine and HomePC are generated through a mix of direct mail marketing, online promotion, insert cards in the Company's magazines and advertising.

PRODUCTION AND DISTRIBUTION

CMP's publications and other printed materials are printed and bound by independent printers. The Company believes that outside printing services are readily available at competitive prices, and its publications are printed by several different printers.

The principal raw material used in the Company's print publications is paper. CMP is party to a number of long-term paper supply contracts under which it purchases the bulk of the paper used by its printers to produce the Company's publications. The Company believes that the existing arrangements providing for the supply of paper are adequate and that, in any event, alternative sources are available. Paper costs represent a significant expense for the Company. All of the Company's paper supply contracts provide for price adjustments (upwards or downwards) on a quarterly basis to reflect then-prevailing market prices. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and general economic conditions. Paper prices have been volatile over the past several years. The Company's costs for paper, relative to revenues, can vary from year-to-year due to increased paper demands associated with the launch of new publications.

The Company uses third-party distributors to distribute the United States and international editions of certain of its publications.

Many of the Company's publications are delivered to the United States Postal Service directly by the printer. Postage costs also represent a significant expense for the Company. In an attempt to contain postal costs, the Company takes advantage of various postal discounts as well as alternative delivery services.

PROMOTION AND MARKETING

The Company uses advertising, publicity, trade show presentations, promotions and alliances to increase brand awareness for its publications and services and to position its brands, as well as to generate subscriptions and increase online traffic.

GROWTH STRATEGY

The Company continually monitors developments and trends in technology markets, and it expects to continue extending the reach and scope of its existing businesses by serving the changing needs of the builders, sellers and users of technology worldwide. CMP's objective is to continue to grow in revenues, profitability and market share. The Company believes that its ability to achieve its objective will be enhanced by its strong relationships with advertisers, the broad market coverage of its publications and services, its reputation for high-quality editorial content and its experienced management team. To implement this objective, CMP has adopted the following strategies, which it may pursue through internal growth, selective acquisitions, joint ventures and licensing arrangements.

BUILD UPON STRENGTH OF EXISTING PUBLICATIONS AND INTRODUCE NEW
PUBLICATIONS. CMP will seek to increase its overall market share of advertising pages by continuing to improve the editorial and circulation quality of its print publications, thereby providing advertisers with increasingly effective access to their target audiences. The Company will also continue monitoring new developments and trends in technology markets to identify emerging audiences for technology-related information and, when it perceives appropriate opportunities, it intends to launch publications with innovative positions attractive to both advertisers and readers.

EXPAND INTERNATIONALLY. CMP believes that the strength of its existing publications and its network of non-U.S. publications for which it provides advertising sales representation enable it to take advantage of the growth of technology markets internationally. The Company plans to expand its international business primarily by launching local versions of its strongest publications, either independently or in joint ventures with local publishers, in those countries that have the largest or fastest-growing technology markets. CMP also intends to expand its program of licensing its titles, designs and editorial content to local publishers and to increase the number of non-U.S. publications for which it acts as advertising sales representative.

EXPAND INTERNET SERVICES. CMP intends to continue using the Internet to complement and extend the reach of its existing print publications and to develop new online audiences for its advertisers. It also intends to develop new services for users of technology and to further develop its e-commerce capabilities.

EXPAND INTO ADDITIONAL MEDIA. CMP plans to expand its presence in media beyond print and the Internet in order to capitalize on advertisers' increasing need to reach their audiences through integrated marketing programs. The Company currently sponsors several industry forums and expects to initiate additional face-to-face events in the coming years.

COMPETITION

The Company faces significant competition with respect to its print publications from a number of technology publishers, some of which have substantially greater financial resources that may give them a competitive advantage. In addition, the Company faces broad competition for audiences and advertising revenue from other media companies that produce magazines, newspapers and online content. Overall competitive factors include product positioning, editorial quality, circulation, price and customer service. Competition for advertising dollars is primarily based on advertising rates, the nature and scope of readership, reader response to advertisers' products and services, and effectiveness of sales teams.

There are several other technology publishing companies which compete intensely with the Company in certain sectors of the technology publishing market targeted by the Company's publications. The Company estimates that there are more than 350 technology magazines in the United States, most of which are published by smaller publishers. Although in terms of advertising pages the Company's publications are market share leaders in the OEM and channel sectors of the technology publishing market, other publishers are the market share leaders in the technology buyers sector of the market. An increasing number of companies, some with significantly greater resources than the Company, are developing content and services for delivery on the World Wide Web, and competing for audiences and the advertising dollars that are currently being devoted to the Internet.

TRADEMARKS AND INTELLECTUAL PROPERTY RIGHTS

The Company regards its copyrights, trademarks, trade secrets and similar intellectual property as critical to its success and relies upon copyright, trademark and trade secrets laws, as well as confidentiality agreements with its employees and others, to protect its rights. The Company pursues the registration of its material trademarks in the United States and, depending upon use, in certain other countries. Effective copyright, trademark and trade secret protection may not be available in every country in which the Company's publications and services are available.

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement by the Company and its licensees of trademarks and other intellectual property rights of third parties. The Company does not believe there are any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition or results of operations.

EMPLOYEES

As of December 31, 1997, the Company had a total of 1,720 employees. None of the Company's employees is represented by a labor union.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                   NAME                     AGE                         POSITION
                   ----                     ---                         --------
Michael S. Leeds..........................  45    President, Chief Executive Officer and a Director
Kenneth D. Cron...........................  41    Executive Vice President, President of Publishing
                                                  and a Director
Daniel H. Leeds...........................  42    Executive Vice President, President of International
                                                  and a Director
Joseph E. Sichler.........................  57    Vice President and Chief Financial Officer
Robert D. Marafioti.......................  50    Vice President, Secretary and General Counsel
Tina Sanacore.............................  37    Treasurer
Barbara Kerbel............................  51    Vice President of Corporate Communications
Mary Jones-Herbert........................  53    Vice President of Human Resources
Debra Robinson............................  45    Vice President/Chief Information Officer
E. Drake Lundell, Jr......................  56    Senior Vice President/Managing Director, U.K.
Jeffrey L. Strief.........................  41    Senior Vice President, Technology Buyers
Rebecca S. Barna..........................  48    Vice President, Internet Media
Girish Mhatre.............................  48    Vice President, OEM
John Russell..............................  38    Vice President, Channel

     All executive officers of the Company are elected by the Board of Directors annually.

     Michael S. Leeds has been the President and Chief Executive Officer of the Company since 1988. He joined the Company in 1984 and was elected a director in 1987. Mr. Leeds is the brother of Daniel H. Leeds, the President of International, and the son of Gerard and Lilo Leeds, founders of the Company and Co-Chairpersons of the Board of Directors.

     Kenneth D. Cron is an Executive Vice President of the Company and has been the President of Publishing of the Company since 1994. He joined the Company in 1978 and held various sales, publishing and group publishing positions prior to assuming his present responsibilities. He was elected a director in 1997.

     Daniel H. Leeds is an Executive Vice President of the Company and has been the President of International since 1992. He joined the Company in 1985 and was elected a director in 1987. He is the brother of Michael S. Leeds, the President and Chief Executive Officer of the Company, and the son of Gerard and Lilo Leeds, founders of the Company and Co-Chairpersons of the Board of Directors.

     Joseph E. Sichler joined the Company as Chief Financial Officer in 1992. He was elected a Vice President in 1996.

     Robert D. Marafioti joined the Company as General Counsel in 1988. He was elected a Vice President in 1993 and Secretary of the Company in 1997.

     Tina Sanacore was named Treasurer of the Company in 1997. She joined the Company in 1985 and held various financial and business management positions prior to assuming her present responsibilities.

     Barbara Kerbel has been the Vice President of Corporate Communications of the Company since 1995. She first joined the Company in 1981 and held various editorial, marketing and communications positions prior to assuming her present responsibilities.

     Mary Jones-Herbert joined the Company as Vice President of Human Resources in October 1997. From 1995 to 1997 she served as Director of Human Resources, Finance, of Allied Signal Inc., which she joined in 1993.

     Debra Robinson joined the Company as Vice President/Chief Information Officer in October 1997. From 1995 to 1997, she served as Vice President, Information Technologies, of Delaware North Companies and from 1992 to 1995 as Director, Information Systems & Technology, of ARA Services, Business Services Group.

     E. Drake Lundell, Jr. has been a Senior Vice President of the Company since 1996. He joined the Company in 1984 and held various publishing and group publishing positions prior to assuming his present responsibilities as Managing Director, U.K., in 1997.

     Jeffrey L. Strief has been a Senior Vice President of the Company since 1994. He joined the Company in 1985 and held various sales, publishing and group publishing positions prior to assuming his present responsibilities as group publisher of the Company's technology buyers publications in 1997.

     Rebecca S. Barna has been a Vice President of the Company and the group publisher of its Internet media products since 1997. She joined the Company in 1989 and held various editorial and publishing positions prior to assuming her present responsibilities.

     Girish Mhatre has been a Vice President of the Company and the group publisher of the Company's OEM publications since 1995. He joined the Company in 1978 and held various editorial and publishing positions prior to assuming his present responsibilities.

     John Russell has been a Vice President of the Company and the group publisher of the Company's channel publications since 1994. He first joined the Company in 1983 and held various editorial and publishing positions prior to assuming his present responsibilities.

ITEM 2.  PROPERTIES

CMP's world headquarters are located in Manhasset, New York, and the Company has editorial, production and sales offices in many other cities in the United States and around the world, including: Atlanta; Chicago; Dallas; Irvine, California; Jericho, New York; Los Angeles; New York City; San Francisco; San Mateo, California; Waltham, Massachusetts; Washington, D.C.; Hong Kong; London; Munich; Paris; Taipei; and Tokyo.

The Company owns no material real estate and leases all of its offices from third parties. During 1997, Gerard Leeds, Lilo Leeds and their children, who collectively own or control a majority of the outstanding voting securities of the Company, collectively held a 15% minority interest in the entity from which the Company leases its Manhasset, New York offices. The Company believes that its properties, taken as a whole, are in good operating condition and are suitable and adequate for the Company's current business operations, and that suitable additional or alternative space, including space available under lease options, will be available at commercially reasonable terms for future expansion.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party, other than ordinary routine litigation incidental to the business of the Company which is not otherwise material to the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company has two classes of common stock, Class A Common Stock and Class B Common Stock (the "Common Stock"). The Company's Class A Common Stock was listed on the Nasdaq National Market ("Nasdaq") under the symbol "CMPX" on July 25, 1997. The following table sets forth by quarter the high and low bid prices of the Company's Class A Common Stock as reported by Nasdaq.

                       1997                           HIGH      LOW
                       ----                           ----      ---
Third Quarter (July 25, 1997 -- September 30,
  1997)............................................  $29.00    $23.50
Fourth Quarter.....................................   26.63     13.38

As of March 16, 1998, there were approximately 2,200 holders of record of the Company's Class A Common Stock and 13 holders of record of the Company's Class B Common Stock.

Prior to the Company's initial public offering in July 1997 (the "Offering"), the Company was an S corporation and made distributions to its stockholders primarily to fund taxes owed by them on the Company's income attributable to them as stockholders of an S corporation and to distribute earnings of the Company on which such stockholders had previously paid income tax. In connection with the termination of the Company's S corporation election upon consummation of the Offering, the Company made to its then-stockholders a final distribution, which was declared prior to the Offering but paid subsequently. Since the Offering, the Company has not declared any dividends on its Common Stock. The Company does not anticipate that any cash dividends will be declared in the foreseeable future. The Company currently intends to retain all available funds for use in the operation and expansion of its business.

In July 1997, the Company completed the Offering of its Class A Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Initial Public Offering". The net proceeds of the Offering received by the Company were approximately $84.7 million. The Company used a portion of such proceeds to pay $26 million of the estimated $38 million final S corporation distribution and approximately $21.8 million to repay indebtedness outstanding under its revolving credit agreement.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1993       1994       1995       1996       1997
                                              --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Revenues....................................  $258,919   $316,800   $382,360   $418,059   $473,851
Income from operations......................     9,572     16,182     19,615     28,805     34,887
Historical net income(1)....................     9,980     27,739     16,635     26,859     30,287
Pro forma net income(1)(2)..................     5,982     16,326      9,536     16,056     17,336
Pro forma net income per
  share-basic(1)(2).........................      0.27       0.73       0.43       0.72       0.77
Pro forma net income per
  share-diluted(1)(2).......................      0.27       0.73       0.43       0.72       0.75

                                                               AS OF DECEMBER 31,
                                              ----------------------------------------------------
                                                1993       1994       1995       1996       1997
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................  $ 12,415   $  2,416   $ 23,887   $ 11,865   $ 50,922
Total assets................................    65,845     93,668    113,326    123,935    197,709
Total long-term debt........................        --         --     12,000     25,000         --
Stockholders' equity........................    23,473     19,345     27,827     16,713     96,596

---------------
(1) 1994 results include a gain from the sale of the Company's travel-related publications. This gain increased 1994 historical net income, pro forma net income and pro forma net income per share -basic and -diluted by $13,070, $7,693 and $0.34, respectively.

(2) During 1997, the Company completed the Offering and elected to change its tax status from an S corporation to a C corporation. Pro forma net income and pro forma net income per share data are presented as if the Company had changed its tax status to a C corporation prior to January 1, 1993. Please see Notes 2m., 8 and 10 of the consolidated financial statements presented elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

CMP publishes controlled-circulation, business-to-business trade publications and paid-circulation magazines and also provides Internet services. A substantial portion of the Company's revenues are derived from the sale of advertising space in its publications. The Company also earns revenues from paid subscriptions, newsstand sales, list rentals, reprints and licensing of the editorial content, designs and titles of its publications.

The Company's revenues and profitability are influenced by a number of external factors, the most significant of which include the pace at which new technology products are introduced; the extent to which companies selling such products elect to advertise using print or online media rather than other advertising media; trends in paper prices and postal rates which, in certain years, have increased at levels in excess of the rate increases which could reasonably be passed along to customers; and the level of competition in various market sectors among the major technology publishers.

INITIAL PUBLIC OFFERING

On July 30, 1997, the Company completed the Offering of 5,485,000 shares of Class A Common Stock at an offering price of $22.00 per share, of which 4,235,000 shares were sold by the Company and 1,250,000 shares were sold by selling stockholders. The Company did not receive any of the proceeds from the shares sold by the selling stockholders. Net proceeds to the Company after issuance costs of the Offering were approximately $84.7 million. See
"-- Liquidity and Capital Resources."

NEW PUBLICATIONS AND SERVICES

As part of its growth strategy, the Company invests in new publications and services aimed at the builders, sellers and users of technology. New publications generally incur significant operating losses and require several years to achieve profitability. New Internet services have incurred significant operating losses, and the amount of time required for these services to achieve profitability remains uncertain as the Internet is still in the early stages of development as a commercial medium. CMP has funded the launches of new publications and services with cash flow from operations and, to a lesser extent, with borrowings under its revolving credit agreement. The Company does not capitalize development costs or start-up expenses for new publications and services. Costs related to the development of new publications and services are expensed as incurred. If the Company concludes that a new publication or service will not achieve certain benchmarks with regard to revenues, profitability and cash flow within a reasonable period of time, management will modify or reposition the publication or service, incorporate it into another publication or service, sell it or discontinue it.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, items within the Company's consolidated statements of income. This table and the subsequent discussion should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere herein.

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1995        1996        1997
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Revenues...........................................  $382,360    $418,059    $473,851
Operating costs and expenses:
  Cost of revenues.................................   166,092     172,475     188,965
  Selling and promotion............................   128,640     138,319     160,579
  General and administrative.......................    68,013      78,460      84,971
  Non-recurring compensation charge................        --          --       4,449
                                                     --------    --------    --------
Income from operations.............................    19,615      28,805      34,887
Gain (loss) on sales...............................      (282)      1,434       4,011
Other expense, net.................................    (2,103)     (2,476)     (8,161)
                                                     --------    --------    --------
Income before pro forma provision for income
  taxes............................................    17,230      27,763      30,737
Pro forma provision for income taxes(1)............     7,694      11,707      13,401
                                                     --------    --------    --------
Pro forma net income(1)............................  $  9,536    $ 16,056    $ 17,336
                                                     ========    ========    ========

---------------
(1) Pro forma provision for income taxes is presented as if the Company had changed its tax status from an S corporation to a C corporation prior to January 1, 1995.

1997 COMPARED WITH 1996

REVENUES. Revenues for 1997 increased $55.8 million, or 13.3%, to $473.9 million compared with $418.1 million for 1996. The improvement was primarily attributable to increases in advertising yield (advertising revenue per page), and in the number of advertising pages in the Company's print publications, as well as increased revenues from the Company's Internet services and growth in International operations. Total advertising pages for the Company's domestic print publications increased 3.2% to 40,384 pages, primarily due to advertising page increases for InformationWeek, Computer Reseller News and VARBusiness, partially offset by advertising page decreases for InternetWeek (CommunicationsWeek was re-launched as InternetWeek in September 1997) and HomePC. In addition, the Company ceased publishing NetGuide Magazine in July 1997.

OPERATING COSTS AND EXPENSES. Cost of revenues for 1997 increased $16.5 million, or 9.6%, to $189.0 million compared with $172.5 million for 1996, primarily as a result of increased editorial, production, distribution and fulfillment costs for the Company's print publications, and increased costs attributable to the Company's Internet services, partially offset by decreased paper costs for the Company's print publications. However, cost of revenues as a percentage of revenues decreased to 39.9% in 1997 as compared to 41.2% in 1996, primarily as a result of higher revenues resulting from increased advertising yield and advertising pages without a corresponding increase in cost of revenues for certain of the Company's print publications and the discontinuance of NetGuide Magazine in July 1997, which had a higher expense ratio than the Company's other print publications, partially offset by costs associated with the Company's Internet services, which currently have higher expense ratios than the Company's print publications.

Selling and promotion expenses for 1997 increased $22.3 million, or 16.1%, to $160.6 million compared with $138.3 million for 1996. The increase was primarily attributable to higher commission and sales force costs associated with increased revenues in 1997 as compared to 1996, increased circulation and promotion efforts in 1997 relating to the re-launch of CommunicationsWeek as InternetWeek and the launch of Computer Reseller News in France, as well as increased promotion efforts related to the Company's Internet services. Selling and promotion expenses also increased to support sales force expansion in several of the Company's print publications to better meet the needs of customers. Selling and promotion expenses as a percentage of revenues increased to 33.9% in 1997 from 33.1% in 1996. This was principally due to higher costs associated with the Company's Internet services which currently have higher expense ratios than the Company's print publications.

General and administrative expenses for 1997 increased $6.5 million, or 8.3%, to $85.0 million compared with $78.5 million for 1996, primarily due to costs of approximately $2.4 million related to a reduction in the Company's work force, mainly at the corporate level but also in WINDOWS Magazine, HomePC, NetGuide Magazine and NetGuide (the on-line service), as well as higher depreciation expense in 1997 as compared to 1996. General and administrative expenses as a percentage of revenues decreased to 17.9% in 1997 from 18.8% in 1996.

NON-RECURRING COMPENSATION CHARGE. Upon the consummation of the Offering, certain members of the founding family of the Company made a gift from their personal holdings of 202,186 shares of Class A Common Stock to substantially all of the employees of the Company. As required by generally accepted accounting principles, the Company recorded, at the date of the gift, a one-time, non-cash compensation charge of approximately $4.4 million which represented the fair market value of the shares on such date.

GAIN (LOSS) ON SALES. The gain on sales of $4.0 million in 1997 was primarily attributable to a gain of approximately $3.0 million resulting from the sale of the subscriber list of NetGuide Magazine in July 1997 and a gain of approximately $0.8 million resulting from the sale of the Company's 50% interest in one of its joint ventures engaged in Internet-related services in December 1997. The gain on sales of $1.4 million in 1996 was realized primarily from the sale of the Company's CommunicationsWeek International publication in February 1996.

OTHER EXPENSE, NET. Other expense, net for 1997 increased $5.7 million to $8.2 million as compared with $2.5 million for 1996, primarily as a result of increased losses from the Company's equity investments of approximately $7.0 million, partially offset by lower interest expense and foreign exchange gains in 1997 as compared to foreign exchange losses in 1996. Losses from the Company's equity investments in 1997 included impairment charges of $3.2 million to reduce the carrying value of certain investments in companies developing Internet-related technologies.

PROVISION FOR INCOME TAXES. Prior to the consummation of the Offering, the Company and certain affiliates had elected to be treated as S corporations for U.S. federal income tax purposes, which required that the income or loss for federal and certain state and local jurisdictions be recognized by the stockholders. In connection with the Offering (see "-- Liquidity and Capital Resources"), the Company terminated its S corporation election and became a C corporation. If the Company and certain affiliates had been C corporations for the years ended December 31, 1997, 1996 and 1995, the effective income tax rate would have been 43.6%, 42.2% and 44.7%, respectively.

1996 COMPARED WITH 1995

REVENUES. Revenues for 1996 increased $35.7 million, or 9.3%, to $418.1 million compared with $382.4 million for 1995. The improvement was primarily attributable to increases in advertising yield and in the number of advertising pages and the acquisition of M&T International in May 1996, partially offset by the effect of the sale of CommunicationsWeek International in February 1996. Total advertising pages increased 5.5% to 38,925 pages, primarily due to advertising page increases for Computer Reseller News, Electronic Engineering Times, Network Computing and InformationWeek, partially offset by advertising page decreases for WINDOWS Magazine and Computer Retail Week. Excluding the effects of the acquisition of M&T International and the sale of CommunicationsWeek International, revenues for 1996 increased 11.4% as compared to 1995.

OPERATING COSTS AND EXPENSES. Cost of revenues for 1996 increased $6.4 million, or 3.8%, to $172.5 million compared with $166.1 million for 1995, primarily as a result of increased paper, editorial, fulfillment and distribution costs for the Company's print publications, and increased costs attributable to the Company's

Internet services, NetGuide and TechWeb, launched in August 1996 and November 1994, respectively, partially offset by decreased production costs for the Company's print publications and the effect of the sale of CommunicationsWeek International. However, cost of revenues as a percentage of revenues decreased to 41.2% in 1996 as compared to 43.4% in 1995, primarily as a result of higher revenues resulting from increased advertising yield and advertising pages without a corresponding increase in cost of revenues, partially offset by costs attributable to NetGuide and TechWeb, which at that time had significant costs but did not generate substantial revenues.

Selling and promotion expenses for 1996 increased $9.7 million, or 7.5%, to $138.3 million compared with $128.6 million for 1995. The increase was primarily attributable to higher commission and sales force costs associated with increased revenues in 1996 as compared to 1995, increased circulation efforts in 1996 by NetGuide Magazine and WINDOWS Magazine, expenses associated with the Company's launch of NetGuide in August 1996 and the effect of the acquisition of M&T International. Selling and promotion expenses as a percentage of revenues decreased to 33.1% in 1996 from 33.6% in 1995. This was principally due to the expense reduction associated with outsourcing the Company's list rental business, increased revenues for Informatiques Magazine and NetGuide Magazine without corresponding increases in selling and promotion expenses, partially offset by higher costs associated with the Company's Internet services and the inclusion of M&T International, which have higher expense ratios than the Company's print publications.

General and administrative expenses for 1996 increased $10.5 million, or 15.4%, to $78.5 million compared with $68.0 million for 1995. General and administrative expenses as a percentage of revenues increased to 18.8% in 1996 from 17.8% in 1995. These increases were principally due to cost increases of approximately $7.8 million associated with higher staffing levels in 1996 to support the continuing development of the World Wide Web sites for each of the Company's publications as well as costs incurred to launch the on-line service, NetGuide.

GAIN (LOSS) ON SALES. The gain on sales of $1.4 million in 1996 was realized primarily from the sale of the Company's CommunicationsWeek International publication in February 1996. The loss on sales of $0.3 million in 1995 consisted primarily of the loss on sale of the Company's conference business in Japan in September 1995.

OTHER EXPENSE, NET. Other expense, net for 1996 increased $0.4 million to $2.5 million compared with $2.1 million for 1995, primarily as a result of increased losses from the Company's equity investments, partially offset by reduced interest expense due to lower interest rates on the Company's borrowings and lower foreign exchange losses.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $50.9 million, $11.9 million and $23.9 million at December 31, 1997, 1996 and 1995, respectively. The increase in working capital at December 31, 1997 as compared to December 31, 1996 was primarily attributable to the net proceeds of the Offering and earnings for 1997, partially offset by net repayments of borrowings, distributions to S corporation stockholders for taxes and other, purchase of long-term investments and capital expenditures. The decrease in working capital at December 31, 1996 as compared to December 31, 1995 was primarily attributable to distributions to S corporation stockholders for taxes and other, repayment of borrowings and capital expenditures, partially offset by borrowings under the Company's revolving credit agreement and earnings for 1996. Accounts receivable, net were $76.7 million, $65.1 million and $64.2 million at December 31, 1997, 1996 and 1995, respectively. Days sales outstanding ("DSO") was 56.7, 54.0 and 49.1 at December 31, 1997, 1996 and 1995,
respectively. DSO has increased primarily due to the growth in International operations which currently have higher DSO than the Company's other businesses. Paper inventories were $7.6 million, $6.1 million and $12.2 million at December 31, 1997, 1996 and 1995, respectively.

Cash provided by operating activities was $34.2 million, $48.4 million and $7.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease from 1996 to 1997 was primarily due to changes in working capital items, the most significant of which were accounts receivable and inventories, partially offset by increased operating income. The significant increase from 1995 to 1996 was primarily due to increased operating income and to changes in working capital items, principally paper inventories and accounts receivable.

Investing activities used $39.2 million in 1997, which consisted primarily of $19.3 million for the purchase of short-term and long-term investments, $12.6 million in capital expenditures and $5.6 million in investments in and advances to entities in which the Company has equity investments. Investing activities used $22.4 million in 1996, which consisted primarily of $12.7 million in capital expenditures, $10.0 million in investments in and advances to entities in which the Company has equity investments and $2.0 million for the purchase of M&T International, partially offset by proceeds of $2.2 million from the sale of CommunicationsWeek International. Investing activities for 1995 used $1.5 million, consisting primarily of $8.2 million in capital expenditures and $0.3 million in advances to companies in which the Company has equity investments, partially offset by proceeds of $7.1 million from the sale of short-term investments. The Company expects capital expenditures in 1998 to continue at least at the pace of 1997 and to be primarily for computer equipment for business unit and corporate use.

Financing activities provided $29.7 million in 1997, consisting primarily of $84.7 million in net proceeds from the Offering, $29.5 million of borrowings under the Company's revolving credit agreement, partially offset by $54.5 million for repayment of borrowings and $29.7 million for cash distributions to the Company's stockholders of record prior to the Offering, a significant portion of which will be used to pay taxes such stockholders will owe on the Company's income attributable to them as stockholders of an S corporation. Financing activities used $25.3 million in 1996, consisting primarily of $38.3 million for distributions to stockholders and $30.1 million for repayment of borrowings, partially offset by $43.1 million of borrowings under the Company's revolving credit agreement. Financing activities used $6.8 million in 1995, consisting primarily of $73.6 million for repayment of borrowings and $7.8 million for distributions to stockholders, partially offset by $74.6 million of borrowings under the Company's revolving credit agreement.

The Company's revolving credit agreement, as amended, with two financial institutions provides for borrowings of up to $75.0 million, all of which was available at December 31, 1997. Borrowings are unsecured and bear interest at either (i) LIBOR plus .35% to .825% depending on outstanding loan balances and the Company's earnings levels, or (ii) the prime rate, at the Company's option. The weighted average interest rate for borrowings during 1997 was 6.07%. The agreement, as amended, contains certain negative covenants regarding, among other items, minimum levels of net worth, fixed coverage and limitations on indebtedness. The agreement expires November 14, 2001.

In April 1997, the Company guaranteed loans totaling $4.7 million to two of its senior executives to pay taxes in connection with their purchase of Class A Common Stock from principal stockholders of the Company. The loans are from one of the financial institutions with which the Company has its revolving credit agreement. These loans will be payable in November 2001 and are guaranteed through such date. The Company is obligated to extend the guarantees for $3.0 million and $1.7 million through December 31, 2005 and December 31, 2007, respectively, at the request of the senior executives.

In connection with the Offering, the Company terminated its S corporation election and declared a final S corporation distribution to its stockholders of record prior to the Offering, estimated to be approximately $38.0 million, a significant portion of which will be used by such stockholders to pay taxes they will owe on the Company's income attributable to them as stockholders of an S corporation. The Company has used a portion of the net proceeds of the Offering to pay $26.0 million of the estimated $38.0 million final S corporation distribution and a portion to repay approximately $21.8 million outstanding under its revolving credit agreement at the time of the Offering. The remaining net proceeds are currently held in short-term and long-term investments. The Company plans to pay the remaining amount of the final S corporation distribution within the first four months of 1998.

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

SEASONALITY

The Company has typically incurred operating losses in the first quarter of each year, but generally has earned profits in each of the remaining quarters. First-quarter losses have been primarily due to lower than average advertising sales during the quarter and relatively even distribution of certain costs throughout the year. First-quarter losses have varied from year to year due to a variety of factors, including the timing of new product launches and price increases from suppliers.

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

INFLATION AND VOLATILITY OF PAPER PRICES

The Company continually reviews the impact of inflation and the volatility of paper prices. In early 1995, a postal rate increase went into effect, which was the first such increase since 1991. Paper prices rose significantly in 1995, dropped in 1996 and have increased moderately in 1997. The Company will continue to monitor the impact of inflation and paper prices and will consider these matters in setting its pricing policies. There can be no assurance that the Company can recoup paper price increases by passing them through to its advertisers and readers. In addition, the Company continually reviews its purchasing and manufacturing processes for opportunities to reduce costs and mitigate the impact of paper and postage increases (such as purchasing lighter-grade paper stock or, when paper prices are at cyclical lows, increasing paper inventory or entering into longer term contracts with suppliers). However, the Company has not entered, and does not currently plan to enter, into forward contracts. The Company also takes advantage of various postal discounts.

YEAR 2000

The Company has initiated an enterprise-wide project to assess the potential issues associated with computer programming codes in its existing computer systems with respect to a two-digit value for the year 2000. This project consists of an evaluation of the technology and data used in the Company's internal operations and the creation and delivery of its products and services in order to identify potential year 2000 issues. The project also includes assessing any year 2000 issues that may be caused by the Company's customers and vendors, but there can be no assurance that such third parties will successfully remediate their own year 2000 issues over which the Company has no control. The Company believes that it will complete its assessment as well as implement any necessary programming modifications prior to the commencement of the year 2000 and, assuming that the Company's customers and vendors successfully remediate their own year 2000 issues, the Company believes it will have no material business risk from such year 2000 issues. Management believes that any cost associated with the assessment of year 2000 issues as well as necessary modifications to its systems will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

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

NEW ACCOUNTING PRONOUNCEMENTS

In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which was effective for fiscal years beginning after December 15, 1995. SFAS No. 123 provides companies with the choice of following the provisions of SFAS No. 123 in the determination of stock-based compensation or to continue to follow the provisions of Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company elected to continue to follow APB No. 25 and has provided the pro forma disclosures required by SFAS No. 123 in the notes to the consolidated financial statements.

On January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), which was effective for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 had no impact on the Company's financial position, results of operations or cash flows.

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings-per-share data on an international basis. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period earnings-per-share data presented.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 offers alternatives for presentation of disclosures required by the standard; the Company is in the process of determining its preferred format. As SFAS No. 130 establishes standards for reporting and display, the adoption of this standard will have no impact on a company's consolidated results of operations, financial position or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              ---------
Report of Independent Accountants...........................     20
Consolidated Statements of Income for the years ended
  December 31, 1995, 1996
  and 1997..................................................     21
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................     22
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1995, 1996 and 1997..............     23
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..........................     24
Notes to Consolidated Financial Statements..................     25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CMP Media Inc.:

     We have audited the accompanying consolidated balance sheets of CMP Media Inc. and subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMP Media Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

New York, New York
February 9, 1998.

                        CMP MEDIA INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1995        1996        1997
                                                             --------    --------    --------
Revenues...................................................  $382,360    $418,059    $473,851
Operating costs and expenses:
  Cost of revenues.........................................   166,092     172,475     188,965
  Selling and promotion....................................   128,640     138,319     160,579
  General and administrative...............................    68,013      78,460      84,971
  Non-recurring compensation charge........................        --          --       4,449
                                                             --------    --------    --------
Income from operations.....................................    19,615      28,805      34,887
                                                             --------    --------    --------
Gain (loss) on sales.......................................      (282)      1,434       4,011
Other expense, net.........................................    (2,103)     (2,476)     (8,161)
                                                             --------    --------    --------
Income before provision for income taxes...................    17,230      27,763      30,737
Provision for income taxes.................................       595         904         450
                                                             --------    --------    --------
Net income.................................................  $ 16,635    $ 26,859    $ 30,287
                                                             ========    ========    ========

Pro Forma Data (unaudited):
  Historical income before provision for income taxes......  $ 17,230    $ 27,763    $ 30,737
  Pro forma provision for income taxes.....................     7,694      11,707      13,401
                                                             --------    --------    --------
  Pro forma net income.....................................  $  9,536    $ 16,056    $ 17,336
                                                             ========    ========    ========
  Pro forma net income per share -- basic..................  $   0.43    $   0.72    $   0.77
                                                             ========    ========    ========
  Pro forma net income per share -- diluted................  $   0.43    $   0.72    $   0.75
                                                             ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        CMP MEDIA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1997
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                1996        1997
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  6,721    $ 31,495
  Accounts receivable, less allowance for doubtful accounts
     of $3,189 and $3,631 as of December 31, 1996 and 1997,
     respectively...........................................    65,145      76,667
  Short-term investments....................................        --       6,610
  Inventories...............................................     6,091       7,587
  Deferred income taxes.....................................       385       5,695
  Prepaid expenses and other current assets.................     6,046      10,073
                                                              --------    --------
          Total current assets..............................    84,388     138,127
                                                              --------    --------
Property and equipment, net.................................    26,461      27,831
Long-term investments.......................................        18      12,862
Investments in and advances to unconsolidated affiliates....     8,197       4,687
Intangible assets...........................................     3,382       6,460
Deferred income taxes.......................................        --       5,312
Other assets................................................     1,489       2,430
                                                              --------    --------
                                                              $123,935    $197,709
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 27,146    $ 26,389
  Accrued expenses and other current liabilities............    33,995      38,150
  S corporation distribution payable........................        --      12,000
  Deferred revenue..........................................    11,382      10,666
                                                              --------    --------
          Total current liabilities.........................    72,523      87,205
                                                              --------    --------
Long-term debt..............................................    25,000          --
Deferred compensation.......................................     6,730       8,506
Other liabilities...........................................     2,969       5,402
                                                              --------    --------
     Total liabilities......................................   107,222     101,113
                                                              --------    --------
Commitments and contingencies (Note 13)
Stockholders' equity:
  Class A Common Stock, par value $.01 per share, 50,000,000 shares authorized, 1,321,320 shares and 7,060,312
     shares issued and outstanding at December 31, 1996 and
     1997, respectively.....................................        13          71
  Class B Common Stock, par value $.01 per share, 20,000,000 shares authorized, 17,553,250 shares and 16,050,074
     shares issued and outstanding at December 31, 1996 and
     1997, respectively.....................................       176         160
  Additional paid-in capital................................    17,843      86,305
  Retained earnings.........................................    14,323      23,582
  Unamortized restricted stock compensation.................   (15,174)    (13,270)
  Other.....................................................      (468)       (252)
                                                              --------    --------
     Total stockholders' equity.............................    16,713      96,596
                                                              --------    --------
                                                              $123,935    $197,709
                                                              ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        CMP MEDIA INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                           COMMON STOCK
                                 ---------------------------------                           UNAMORTIZED
                                          SHARES                     ADDITIONAL               RESTRICTED
                                 ------------------------             PAID-IN     RETAINED      STOCK               STOCKHOLDERS'
                                   CLASS A      CLASS B     AMOUNT    CAPITAL     EARNINGS   COMPENSATION   OTHER      EQUITY
                                 -----------   ----------   ------   ----------   --------   ------------   -----   -------------
Balance as of January 1,
  1995.........................   18,874,570           --    $189     $ 2,296     $16,913      $       --   $ (53)    $ 19,345
  Net income...................                                                    16,635                               16,635
  Distributions to S
    corporation stockholders
    for taxes and other........                                                    (7,825)                              (7,825)
  Contributed capital..........                                            70                                               70
  Minimum pension liability
    adjustment.................                                                                              (451)        (451)
  Adjustment to unrealized loss
    on securities
    available-for-sale.........                                                                                53           53
                                 -----------   ----------    ----     -------     --------     ----------   -----     --------
Balance as of December 31,
  1995.........................   18,874,570           --     189       2,366      25,723              --    (451)      27,827
                                 ===========   ==========    ====     =======     ========     ==========   =====     ========
  Net income...................                                                    26,859                               26,859
  Conversion of Class A Common
    Stock to Class B Common
    Stock......................  (18,874,570)  18,874,570
  Conversion of Class B Common
    Stock to Class A Common
    Stock......................    1,321,320   (1,321,320)
  Sale of restricted stock.....                                        15,414                     (15,414)                  --
  Distributions to S
    corporation stockholders
    for taxes and other........                                                   (38,259)                             (38,259)
  Amortization of restricted
    stock compensation.........                                                                       240                  240
  Contributed capital..........                                            63                                               63
  Minimum pension liability
    adjustment.................                                                                               (17)         (17)
                                 -----------   ----------    ----     -------     --------     ----------   -----     --------
Balance as of December 31,
  1996.........................    1,321,320   17,553,250     189      17,843      14,323         (15,174)   (468)      16,713
                                 ===========   ==========    ====     =======     ========     ==========   =====     ========
  Net income...................                                                    30,287                               30,287
  Conversion of Class B Common
    Stock to Class A Common
    Stock......................    1,300,990   (1,300,990)
  Proceeds from issuance of
    Class A Common Stock in
    initial public offering at
    $22 per share, net of
    issuance costs of $1,937...    4,235,000                   42      84,669                                           84,711
  Gift of Class A Common Stock
    to employees...............      202,186     (202,186)              4,449                                            4,449
  Issuance of Class A Common
    Stock......................          816                               20                         (20)                  --
  Distributions to S
    corporation stockholders
    for taxes and other........                                       (20,693)    (21,028)                             (41,721)
  Amortization of restricted
    stock compensation.........                                                                     1,924                1,924
  Unrealized gain on securities
    available-for-sale.........                                                                               109          109
  Contributed capital..........                                            17                                               17
  Minimum pension liability
    adjustment.................                                                                               107          107
                                 -----------   ----------    ----     -------     --------     ----------   -----     --------
Balance as of December 31,
  1997.........................    7,060,312   16,050,074    $231     $86,305     $23,582      $  (13,270)  $(252)    $ 96,596
                                 ===========   ==========    ====     =======     ========     ==========   =====     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        CMP MEDIA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                1995        1996        1997
                                                              --------    --------    --------
Cash flows from operating activities:
  Net income................................................  $ 16,635    $ 26,859    $ 30,287
  Reconciliation of net income to net cash provided by
    operating activities:
    Depreciation and amortization of property and
      equipment.............................................     6,068       6,952       8,356
    Amortization of intangible assets.......................       283         369         415
    Write-off of property and equipment.....................     1,622         872       2,993
    Write-off of intangible assets..........................        --          --         390
    Provision for doubtful accounts.........................     2,150       2,216       3,100
    Compensation expense under incentive plans..............     1,595       2,192       4,410
    Loss (gain) on sales....................................       282      (1,434)     (4,011)
    Non-recurring compensation charge.......................        --          --       4,449
    Losses from unconsolidated affiliates...................       743       1,330       8,374
    Deferred income taxes...................................      (134)        207     (10,622)
    Changes in operating assets and liabilities, net of the
      effects of businesses acquired and sold:
      Increase in accounts receivable.......................   (22,105)     (2,807)    (13,939)
      (Increase) decrease in inventories....................    (8,088)      6,153      (1,496)
      Decrease (increase) in prepaid expenses and other
         assets.............................................     1,005         551      (2,676)
      Increase in accounts payable, accrued expenses and
         other current liabilities..........................     5,250       5,398         927
      Increase (decrease) in deferred revenue and other
         liabilities........................................     1,942        (501)      3,260
                                                              --------    --------    --------
         Net cash provided by operating activities..........     7,248      48,357      34,217
                                                              --------    --------    --------
Cash flows from investing activities:
  Purchase of property and equipment........................    (8,224)    (12,728)    (12,587)
  Purchase of intangible assets.............................      (102)       (219)         --
  Investments in and advances to unconsolidated
    affiliates..............................................      (339)     (9,950)     (5,559)
  Purchase of businesses, net of cash acquired..............        --      (2,000)     (3,698)
  Purchase of short-term and long-term investments..........        --          --     (19,346)
  Proceeds from sale of short-term investments..............     7,080          --          --
  Proceeds from sales of assets.............................       126       2,489       2,001
                                                              --------    --------    --------
         Net cash used in investing activities..............    (1,459)    (22,408)    (39,189)
                                                              --------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of Class A Common Stock, net of
    issuance costs..........................................        --          --      84,711
  Borrowings under revolving credit agreement...............    74,550      43,050      29,475
  Repayment of borrowings...................................   (73,550)    (30,050)    (54,475)
  Distributions to S corporation stockholders for taxes and
    other...................................................    (7,825)    (38,259)    (29,721)
  Other financing activities................................        70         (60)       (244)
                                                              --------    --------    --------
         Net cash (used in) provided by financing
           activities.......................................    (6,755)    (25,319)     29,746
                                                              --------    --------    --------
Net change in cash and cash equivalents.....................      (966)        630      24,774
Cash and cash equivalents at beginning of year..............     7,057       6,091       6,721
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $  6,091    $  6,721    $ 31,495
                                                              ========    ========    ========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $    840    $    724    $  1,076
                                                              ========    ========    ========
  Income taxes paid.........................................  $    734    $    781    $  6,102
                                                              ========    ========    ========
Supplemental disclosure of businesses acquired:
  Fair value of assets acquired.............................              $  2,275    $  4,232
  Liabilities assumed.......................................                  (275)       (534)
                                                                          --------    --------
  Cash paid, net of cash acquired...........................              $  2,000    $  3,698
                                                                          ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        CMP MEDIA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  NATURE OF BUSINESS:

     CMP Media Inc. and subsidiaries (the "Company") operate in one business segment by publishing magazines and newspapers and providing Internet services for the manufacturers, engineers, designers and purchasers of electronic systems and components, including computers, telecommunications equipment and related products, distributors, resellers and retailers of those products and the end-users, in business and at home, of information systems, computer systems, personal computers, software, the Internet and related products and services. In addition, the Company licenses the titles, editorial content and designs of many of its publications to publishers outside the United States and represents foreign technology publishers in their sale of advertising space to U.S. technology advertisers.

     As more fully discussed in Note 8, on July 30, 1997, the Company completed an initial public offering (the "Offering") of 5,485,000 shares of Class A Common Stock at an offering price of $22.00 per share, of which 4,235,000 shares were sold by the Company and 1,250,000 shares were sold by selling stockholders.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.  Basis of Presentation and Principles of Consolidation

     The accompanying financial statements include the accounts of CMP Media Inc. ("Media"), CMP International Corporation ("International"), CMP Communications Corporation ("Communications"), CMP Media Partnership (the "Partnership"), CMP France S.N.C. ("S.N.C."), and CMP Japan K.K. ("K.K."), which are all related through common ownership. Through a series of transactions which occurred from October 21, 1996 through February 3, 1997, Media became the parent company of International and S.N.C., K.K. was liquidated, Media and Communications merged, the outstanding shares in Communications were subsequently canceled and the Partnership (which owned S.N.C.) ceased to exist. As all of the entities were under common control, the most meaningful presentation of the financial statements is the retroactive consolidation of Media and its subsidiaries for all periods presented. All significant intercompany accounts and transactions between Media and its subsidiaries have been eliminated in consolidation.

     As discussed in Note 8, prior to the consummation of the Offering the Company declared a 35.75-for-one stock split, in the form of a stock dividend, of all classes of its common stock and changed the par value of all classes of its common stock from $0.10 per share to $0.01 per share. These transactions have been given retroactive treatment in the consolidated financial statements for all periods presented.

b.  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates are related to provisions for estimated returns, rebates, discounts and adjustments and allowances for doubtful accounts.

c.  Investments in Unconsolidated Affiliates

     Investments in companies in which ownership interests range from 20 to 50 percent and the Company has the ability to exercise significant influence over the operating and financial policies of such companies are accounted for under the equity method. Other investments are accounted for under the cost method.

                        CMP MEDIA INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- CONTINUED
d.  Revenue Recognition

     Advertising revenues from the Company's controlled-circulation trade newspapers and magazines are recognized based on the publications' cover dates net of provisions for estimated rebates, adjustments and discounts. Advertising revenues from the Company's paid-subscription and newsstand-circulation consumer magazines are recognized at the on-sale date, net of provisions for estimated rebates, adjustments and discounts. Revenues from newsstand sales are recognized at the on-sale date for all publications, net of provisions for estimated returns. Revenues from subscription sales are recognized over the terms of the subscription on a straight-line basis. Licensing revenues are recognized on a straight-line basis over the term of the license agreement.

e.  Operating Costs and Expenses

     Cost of revenues includes editorial, production, paper, distribution and fulfillment costs. Selling and promotion costs include subscription acquisition costs. Such costs are expensed as incurred.

f.  Marketable Securities

     The Company's investments in marketable securities are categorized as available-for-sale, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Securities are carried at fair value, with net unrealized holding gains and losses reflected as a component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is calculated on a specific identification basis.

     As of December 31, 1997, the Company's investments consisted of securities issued by various municipalities. The majority of the investments have contractual maturities of two years or less. Gross unrealized gains and losses for the year ended December 31, 1997 were not material.

g.  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

h.  Concentration of Credit Risk

     The Company places its investments with high credit quality financial institutions and municipalities. At times, such investments may be in excess of federally insured limits. The Company has not experienced losses in such accounts.

     The Company provides publishing, marketing and information services to its customers who represent a variety of technology companies in the United States and other countries. The Company extends credit to its customers and historically has not experienced significant losses relating to receivables from individual customers or groups of customers.

i.  Inventories

     Inventories, which consist primarily of paper used in the production of the Company's publications, are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

                        CMP MEDIA INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- CONTINUED
j.  Property and Equipment

     Property and equipment is recorded at cost. Depreciation is computed principally using the straight-line method over estimated useful lives which range from three to seven years. Maintenance and repairs are charged to expense as incurred; renewals and improvements which extend the life of the asset are capitalized. Gains or losses on the disposition of property and equipment are reflected in results of operations. Leasehold improvements are amortized over the shorter of the lease term or the remaining useful life of the related assets.

k.  Intangible Assets

     Intangible assets consist of goodwill, trademarks, subscriber lists and covenants not to compete. Intangible assets are amortized on a straight-line basis over periods ranging from three to fifteen years.

l.  Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), the Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, to assess whether there has been an impairment in the value of such assets. If the carrying value of the assets exceeds the estimated undiscounted future cash flows from operating activities of the related businesses, an impairment is deemed to have occurred. In this event, the assets are written down to fair value. Adoption of SFAS No. 121 on January 1, 1996 had no impact on the Company's financial position, results of operations or cash flows.

m.  Income Taxes

     Prior to the Offering, the Company and certain affiliates elected to be treated as S corporations for U.S. federal income tax purposes, which requires that the income or loss for federal and certain state and local tax jurisdictions be recognized by the stockholders. The other affiliates were partnerships where income or loss was included in a partner's tax return based upon its respective ownership percentage.

     In connection with the Offering, the Company terminated its S corporation election. As a result of converting to a C corporation, the Company is subject to U.S. federal and all applicable state and local taxes. The unaudited pro forma provision for income taxes, unaudited pro forma net income and unaudited pro forma net income per share data are presented as if the Company had terminated its S corporation election prior to January 1, 1995.

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end on the basis of enacted laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

n. Pro Forma Net Income Per Share and Weighted Average Common Shares Outstanding (Unaudited)

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings-per-share-data on an international basis. SFAS No. 128,

                        CMP MEDIA INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- CONTINUED issued by the Financial Accounting Standards Board in February 1997, is effective for financial statements for periods ending after December 15, 1997.

     Pro forma net income per share-basic is calculated using weighted average common shares outstanding and pro forma net income per share-diluted is calculated using weighted average common shares outstanding including the effect of dilutive securities calculated using the Treasury Stock Method. Prior to the Offering, pro forma net income per share-basic and pro forma net income per share-diluted were calculated using weighted average common shares outstanding including the effect of dilutive securities calculated using the Treasury Stock Method. In addition, the calculations prior to the Offering include shares of common stock representing the number of shares, based upon the Offering price of $22.00 per share, the proceeds from which would be necessary to pay the final S corporation distribution (see Note 8) and S corporation distributions of approximately $10,300 made in the twelve months preceding May 31, 1997 which were in excess of net income for such twelve-month period.

     For the year ended December 31, 1997, for the purpose of calculating pro forma net income per share-basic, the weighted average number of common shares outstanding was 22,565,848 and for the purpose of calculating pro forma net income per share-diluted, the weighted average number of common shares outstanding and dilutive securities was 23,206,073 which includes 640,225 shares representing the impact of common stock options calculated using the Treasury Stock Method.

o.  Fair Value of Financial Instruments

     Cash and cash equivalents, marketable securities, short-term receivables and trade payables and accrued expenses are carried at amounts approximating fair value. Based on the interest rates currently available to the Company for similar borrowings, long-term debt is also carried at an amount approximating fair value.

p.  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 offers alternatives for presentation of disclosures required by the standard; the Company is in the process of determining its preferred format. As SFAS No. 130 establishes standards for reporting and display, the adoption of this standard will have no impact on a company's consolidated results of operations, financial position or cash flows.

q.  Reclassifications

     Certain prior year amounts have been reclassified to conform with the 1997 presentation.

3.  ACQUISITIONS, INVESTMENTS AND DISPOSITIONS:

a.  Acquisitions

     In May 1996, the Company acquired M&T International (now called CMP Worldwide Media Networks), a business which represents non-U.S. technology publishers in the sale of advertising space to U.S. technology advertisers, for $2,275 in cash and assumed liabilities. In December 1997, the Company acquired two technology publications in the U.K., as well as the 50% interest of the Company's partner in the

                        CMP MEDIA INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. ACQUISITIONS, INVESTMENTS AND DISPOSITIONS: -- CONTINUED joint venture which published InformationWeek in the U.K. for $4,232 in cash and assumed liabilities (net of cash acquired). These acquisitions have been accounted for by the purchase method of accounting. The results of operations of the businesses acquired have been included in the Company's Consolidated Statements of Income from the dates of acquisition. In connection with these acquisitions, the Company recorded intangible assets of $2,175 and $3,843 in 1996 and 1997, respectively, which are being amortized over periods of up to fifteen years. Pro forma data have been omitted as the impact is not material to the Company's results of operations for 1995, 1996 and 1997.

b.  Investments

     In 1996, the Company made equity investments totaling $5,748 in three companies, and an investment accounted for under the cost method of $3,000 in another company. These companies are engaged in the Internet services and technology industries. In 1997, the Company made equity investments totaling $3,391 in international publishing joint ventures and an Internet services joint venture, as well as an investment accounted for under the cost method of $275 in a company engaged in Internet-related services. In addition, during 1996 and 1997, the Company made advances of $1,177 and $1,893 to its publishing joint ventures.

     Losses from unconsolidated affiliates were $743, $1,330 and $8,374 for 1995, 1996 and 1997, respectively, and have been included in other expense, net, in the Company's Consolidated Statements of Income. Losses for the year ended December 31, 1997 include $3,200 for other than temporary impairments in carrying value.

     The excess of the Company's investments over equity in net assets acquired amounted to $2,534 and $2,203 at December 31, 1996 and 1997, respectively, net of accumulated amortization. Amortization is calculated on a straight-line basis over periods ranging from three to fifteen years.

c.  Dispositions

     In February 1996, the Company sold its publication CommunicationsWeek International for $2,198. The sale resulted in a gain of $1,216. The Company's results of operations for 1995 and 1996 included revenues and income (loss) before provision for income taxes of approximately $11,042 and $1,370 and $175 and $(107), respectively, from this publication. In August 1997, the Company sold the subscriber list of NetGuide Magazine for approximately $3,042 in cash and assumed liabilities. The sale resulted in a gain of $3,042. In December 1997, the Company sold its 50% interest in one of its joint ventures engaged in Internet-related services for $2,000. The sale resulted in a gain of $836.

4.  PROPERTY AND EQUIPMENT:

     Property and equipment at December 31, 1996 and 1997 consisted of the following:

                                                               1996       1997
                                                              -------    -------
Office equipment............................................  $20,077    $26,381
Leasehold improvements......................................   10,485     11,938
Production, editorial and circulation equipment.............    9,739      8,379
Furniture and fixtures......................................    2,054      2,724
                                                              -------    -------
                                                               42,355     49,422
Less: accumulated depreciation and amortization.............   15,894     21,591
                                                              -------    -------
  Property and equipment, net...............................  $26,461    $27,831
                                                              =======    =======

                        CMP MEDIA INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5.  INTANGIBLE ASSETS:

     Intangible assets at December 31, 1996 and 1997 consisted of the following:

                                                               1996      1997
                                                              ------    ------
Goodwill....................................................  $2,673    $6,516
Trademark...................................................     817       390
Subscriber lists............................................     220       150
Covenants not to compete....................................     150       150
                                                              ------    ------
                                                               3,860     7,206
Less: accumulated amortization..............................     478       746
                                                              ------    ------
  Intangible assets, net....................................  $3,382    $6,460
                                                              ======    ======

6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

     Accrued expenses and other current liabilities at December 31, 1996 and 1997 consisted of the following:

                                                               1996       1997
                                                              -------    -------
Salaries, commissions, vacation and employee benefits.......  $16,480    $12,844
Profit sharing and 401(k) matching contributions............    4,991      6,070
Volume discounts............................................    3,025      4,758
Income taxes payable........................................      347      3,206
Other.......................................................    9,152     11,272
                                                              -------    -------
                                                              $33,995    $38,150
                                                              =======    =======

7.  REVOLVING CREDIT AGREEMENT:

     On November 14, 1996, the Company modified an existing revolving credit agreement with two financial institutions to provide for borrowings of up to $75,000. Borrowings bear interest at either LIBOR plus .35% to .825%, depending on outstanding loan balances and the Company's earnings levels, or the prime rate, at the Company's option. The agreement contains certain negative covenants regarding, among other items, minimum levels of net worth, fixed coverage and limitations on indebtedness. Borrowings under the agreement were $25,000 and $0 as of December 31, 1996 and 1997, respectively. The agreement expires November 14, 2001. The weighted average interest rates for borrowings under the agreement were 7.26%, 6.11% and 6.07% for the years ended December 31, 1995, 1996 and 1997, respectively. Interest expense was approximately $852, $667 and $1,009 for the years ended December 31, 1995, 1996 and 1997, respectively and is included in other expense, net, in the Company's Consolidated Statements of Income.

8.  STOCKHOLDERS' EQUITY:

     The Company has the authority to issue 70 million shares of common stock, par value $.01 per share, of which 50 million shares are designated Class A Common Stock and 20 million shares are designated Class B Common Stock.

     Holders of Class A Common Stock and Class B Common Stock vote together as a single class as follows: holders of Class A Common Stock are entitled to one vote for each share of such stock held and holders of Class B Common Stock are entitled to ten votes for each share of such stock held. Dividends may be paid out of legally available funds if declared by the Board of Directors and are payable equally to each class of

                        CMP MEDIA INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8.  STOCKHOLDERS' EQUITY: -- CONTINUED
common stock. Each share of Class B Common Stock is convertible, at the option of the holder, into Class A Common Stock, on a share-for-share basis.

     In May 1996, the 18,874,570 outstanding shares of Class A Common Stock were converted by the Company into an equal number of shares of Class B Common Stock. In November 1996, 1,321,320 outstanding shares of Class B Common Stock were converted into an equal number of shares of Class A Common Stock.

     Prior to the consummation of the Offering, the Company declared a 35.75-for-one stock split, in the form of a stock dividend, of all classes of its common stock and restated its certificate of incorporation to, among other things, change the par value of all classes of its common stock from $0.10 per share to $0.01 per share. The stock dividend and the change in par value have been given retroactive treatment in the consolidated financial statements for all periods presented.

     On July 30, 1997, the Company completed the Offering of 5,485,000 shares of Class A Common Stock at an offering price of $22.00 per share, of which 4,235,000 shares were sold by the Company and 1,250,000 shares were sold by selling stockholders. Net proceeds to the Company, after issuance costs of $1,937, were $84,711. The Company has used a portion of the net proceeds of the Offering to repay outstanding debt of $21,750 under its revolving credit agreement and a portion to pay $26,000 of a final S corporation distribution.

     Upon the consummation of the Offering, certain members of the founding family of the Company made a gift from their personal holdings of 202,186 shares of Class A Common Stock to substantially all of the employees of the Company. As required by generally accepted accounting principles, the Company recorded, at the date of the gift, a one-time, non-cash compensation charge of $4,449. In addition, in connection with the Company's change in tax status from an S corporation to a C corporation, the Company declared a final S corporation distribution to its S corporation stockholders of approximately $38,000.

9.  INCENTIVE PLANS:

a.  Stock Options

     Executive Stock Option Agreements

     On November 27, 1996, the Company granted three senior executives stock options to purchase 2,642,640 shares of Class A Common Stock pursuant to certain stock option agreements between these executives and the Company. The option price per share of Class A Common Stock of $12.72 was equal to the market value per share on the date of grant. Subject to acceleration based on certain performance criteria, options with respect to 755,040 shares and 1,887,600 shares of Class A Common Stock vest on December 31, 2003 and 2005, respectively. Options expire five years after the date they vest but in no event later than December 31, 2010.

     Employee Stock Option Plan

     In December 1996, the Company adopted the CMP Media Inc. Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of non-qualified and incentive stock options to key employees of the Company for the purchase of up to 1,132,560 shares of the Company's Class A Common Stock. The Stock Incentive Plan also permits the award of stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock. The expiration date for options granted under the Stock Incentive Plan is the tenth anniversary of the date of grant. The exercise price of options granted during 1997 was equal to the market value per share on the dates of grant. Of the total options

                        CMP MEDIA INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9.  INCENTIVE PLANS: -- CONTINUED
granted during 1997, 419,705 options generally vest over six years and the remaining 394,950 options vest over four years.

     Information regarding the Executive Stock Option Agreements and the Stock Incentive Plan is summarized below:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
                                                               SHARES       PRICE
                                                              ---------    --------
Outstanding at January 1, 1996..............................         --         --
  Granted...................................................  2,642,640     $12.72
                                                              ---------     ------
Outstanding at December 31, 1996............................  2,642,640     $12.72
  Granted...................................................    814,655      17.25
  Terminated and cancelled..................................     (5,750)     22.00
                                                              ---------     ------
Outstanding at December 31, 1997............................  3,451,545     $13.77
                                                              =========     ======

     The range of exercise prices for options outstanding at December 31, 1997 was: 3,062,345 options at $12.72 per share and 389,200 options at prices ranging from $18.88 to $26.25 per share. The number of options which were exercisable as of December 31, 1996 and 1997 were 0 and 58,730, respectively.

     In addition to options granted to key employees, under the CMP Media Inc. Directors' Stock Compensation Plan (the "Directors' Plan") the Company may grant stock options to members of the Company's Board of Directors as part of the Directors' annual compensation. The Company has reserved 35,000 shares of Class A Common Stock for issuance under the Directors' Plan. During 1997, approximately 2,900 options were granted to Directors. These options were granted at exercise prices equal to the market value per share on the date of grant. The options vest over three years and expire on the tenth anniversary of the date of the grant.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its incentive plans. Accordingly, since all options granted to date have been granted at exercise prices equal to market value on date of grant, no compensation expense has been recognized by the Company in connection with stock options for the years ended December 31, 1996 and 1997. The weighted-average grant-date fair value of the options granted during 1997 was estimated as approximately $3,723 using the Black-Scholes option-pricing model. In calculating fair value, the following assumptions were used for options granted prior to the Offering: dividend yield of 5%, volatility of 0%, risk-free interest rate of 6.5% and an expected life of six years. For options granted at the date of the Offering and subsequent to the Offering, the following assumptions were used in calculating fair value: dividend yield of 0%, volatility of 40%, risk-free interest rate of 6% and an expected life of four years. Had compensation cost for the Company's stock option awards been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's unaudited pro forma net income, unaudited pro forma net income per share-basic and unaudited pro forma net income per share-diluted for the years ended December 31, 1996 and 1997 would have been $16,036, $0.72 and $0.72 and $16,931, $0.75 and $0.73, respectively.

                        CMP MEDIA INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9.  INCENTIVE PLANS: -- CONTINUED
b.  Executive Stock Purchase Agreements

     On November 27, 1996, three senior executives acquired 1,321,320 shares of the Company's outstanding Class A Common Stock from principal stockholders of the Company for $1,386 in cash. At the date of purchase, the aggregate market value of the shares was $16,800. The Company will recognize $15,414 in non-cash compensation expense pro rata over the vesting periods ranging from seven to nine years. Compensation expense for 1996 and 1997 was $240 and $1,924, respectively.

c.  Equity Appreciation Plan

     In 1988, the Company established an equity appreciation plan (the "Equity Appreciation Plan") for certain key employees and directors which provides for incentive deferred compensation in the form of Share Appreciation Rights ("SARs") pursuant to formulas contained in the Equity Appreciation Plan. All SARs are granted at the discretion of the Company's Board of Directors. The SARs normally are subject to a nine-year redemption schedule beginning, at the election of the participant, as early as June 30, 1993, and ending on June 30, 2002, unless the Board of Directors provides an extension. Under the redemption schedule, a participant must have redeemed at least 20% of his or her SARs as of June 30, 1998, 40% as of June 30, 1999, 60% as of June 30, 2000, 80% as of June
30, 2001 and 100% as of June 30, 2002; provided, however, that no more than 20% of a participant's SARs may be redeemed in any one year. The Board of Directors has the discretion to accelerate the payment of any or all redemptions and payments. Pursuant to the Equity Appreciation Plan, approximately $1,595, $1,952 and $2,486 were charged to operations in 1995, 1996 and 1997, respectively. As of December 31, 1996 and 1997, $8,414 and $10,632 respectively, has been accrued for payment under the Equity Appreciation Plan.

d.  Employee Stock Purchase Plan

     During 1997, the Company adopted the CMP Media Inc. Employee Stock Purchase Plan (the "Purchase Plan") which grants options to eligible employees to purchase shares of the Company's Class A Common Stock. Under the Purchase Plan, substantially all employees may purchase shares of Class A Common Stock, subject to certain limitations. The purchase price will be the lower of 85% of the fair market value of the Class A Common Stock on the grant date or 85% of the fair market value of the Class A Common Stock on the exercise date. Options granted under the Purchase Plan will be exercised six months after the grant date. Purchases are limited to 10% of an employee's eligible compensation, subject to the maximum amount permitted by the Purchase Plan. An aggregate of 1,500,000 shares of Class A Common Stock of the Company has been reserved for issuance under the Purchase Plan.

10.  INCOME TAXES:

     Income before provision for income taxes for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                                         1995       1996       1997
                                                        -------    -------    -------
  Domestic..........................................    $25,374    $32,388    $35,217
  Foreign...........................................     (8,144)    (4,625)    (4,480)
                                                        -------    -------    -------
                                                        $17,230    $27,763    $30,737
                                                        =======    =======    =======

                        CMP MEDIA INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10.  INCOME TAXES: -- CONTINUED
     The provision (benefit) for historical income taxes for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                                            1995     1996     1997
                                                            -----    ----    -------
U.S. Federal income taxes:
  Current.................................................  $  --    $ --    $ 8,274
  Deferred................................................     --      --     (8,803)
State and local income taxes:
  Current.................................................    482     446      2,345
  Deferred................................................   (134)    207     (1,819)
Foreign income taxes, net.................................    247     251        453
                                                            -----    ----    -------
                                                            $ 595    $904    $   450
                                                            =====    ====    =======

     In connection with the Offering (see Note 2m), the Company converted from an S corporation to a C corporation and recorded a cumulative deferred tax benefit of approximately $7,600. A reconciliation of the U.S. federal statutory rate to the historical effective income tax rates of the Company for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                                              1995     1996     1997
                                                              -----    -----    -----
U.S. federal statutory rate.................................   35.0%    35.0%    35.0%
Benefit of S corporation status.............................  (35.0)   (35.0)   (16.0)
State and local income taxes................................    2.0      2.4      4.8
Foreign income taxes........................................    1.5      0.9      1.5
Operating expenses disallowed for tax purposes..............     --       --      0.9
Tax exempt interest.........................................     --       --     (0.3)
One-time cumulative deferred tax benefit....................     --       --    (24.4)
                                                              -----    -----    -----
                                                                3.5%     3.3%     1.5%
                                                              =====    =====    =====

     The components of the net deferred income tax asset as of December 31, 1996 and 1997 are as follows:

                                                              1996     1997
                                                              ----    -------
Accounts receivable.........................................  $102    $ 1,150
Accruals for operating expenses.............................   344      4,546
Property, equipment and leasehold improvements..............   (62)       535
Deferred compensation.......................................    34      2,505
Investments in unconsolidated affiliates....................    --      2,713
Valuation allowance.........................................   (33)      (442)
                                                              ----    -------
                                                              $385    $11,007
                                                              ====    =======

                        CMP MEDIA INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10.  INCOME TAXES: -- CONTINUED
     The pro forma provision for income taxes (unaudited) for the years ended December 31, 1995, 1996 and 1997 as if the Company had terminated its S corporation election prior to January 1, 1995 is as follows:

                                                         1995       1996       1997
                                                        -------    -------    -------
U.S. federal income taxes:
  Current.............................................  $ 7,401    $ 6,853    $15,719
  Deferred............................................   (1,504)     2,223     (4,318)
State and local income taxes:
  Current.............................................    1,933      1,796      3,594
  Deferred............................................     (383)       584     (1,066)
Foreign income taxes, net.............................      247        251       (528)
                                                        -------    -------    -------
                                                        $ 7,694    $11,707    $13,401
                                                        =======    =======    =======

     A reconciliation of the U.S. federal statutory rate to the pro forma effective income tax rates (unaudited) of the Company for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                                              1995    1996    1997
                                                              ----    ----    ----
U.S. federal statutory rate.................................  35.0%   35.0%   35.0%
State and local income taxes................................   5.8     5.4     5.4
Foreign income taxes........................................   1.5     0.9     1.5
Operating expenses disallowed for tax purposes..............   1.8     1.2     2.0
Operating losses (income) with no income tax benefit
  (expense).................................................   1.3    (1.9)     --
Other.......................................................  (0.7)   (0.1)   (0.3)
Valuation allowance.........................................    --     1.7      --
                                                              ----    ----    ----
                                                              44.7%   42.2%   43.6%
                                                              ====    ====    ====

     The components of the pro forma net deferred income tax asset (unaudited) as of December 31, 1996 and 1997 are as follows:

                                                               1996      1997
                                                              ------    -------
Accounts receivable.........................................  $1,362    $ 1,150
Accruals for operating expenses.............................   4,156      4,546
Property, equipment and leasehold improvements..............    (830)       535
Deferred compensation.......................................     445      2,505
Investments in unconsolidated affiliates....................     440      2,713
Valuation allowance.........................................    (440)      (442)
                                                              ------    -------
                                                              $5,133    $11,007
                                                              ======    =======

11.  EMPLOYEE BENEFIT PLANS:

a.  Defined Benefit Pension Plan

     As of December 31, 1992, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the "Pension Plan"). The Company reports pension expense in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"), and Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits". The Company has funded

                        CMP MEDIA INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11.  EMPLOYEE BENEFIT PLANS: -- CONTINUED
the Pension Plan in accordance with the Employee Retirement Income Security Act of 1974. The Pension Plan's assets consist of U.S. Treasury Bills.

     As of January 1, 1993, the Pension Plan was amended and frozen so that employees have earned no further benefits for subsequent services. Subsequent services have continued to be the basis for vesting of benefits not yet vested at December 31, 1992 and the Pension Plan will continue to hold assets and pay benefits. This amendment was treated as a curtailment for the year ended December 31, 1992.

     The following table sets forth the Pension Plan's funded status and amounts recognized at December 31, 1996 and 1997:

                                                               1996      1997
                                                              ------    ------
Actuarial present value of benefit obligation:
Accumulated benefit obligation, including vested benefits of
  $2,087 in 1996 and $1,768 in 1997.........................  $2,117    $1,915
                                                              ======    ======
Projected benefit obligation for service rendered to date...  $2,117    $1,915
Pension plan assets at fair value...........................   1,786     1,613
                                                              ------    ------
Fund status.................................................    (331)     (302)
Unrecognized transition amount being recognized over 15
  years.....................................................    (563)     (418)
Unrecognized net loss.......................................   1,031       779
Adjustment to recognize minimum liability...................    (468)     (361)
                                                              ------    ------
Accrued pension cost........................................  $ (331)   $ (302)
                                                              ======    ======

     As required by SFAS No. 87, pension cost was computed using the projected unit credit actuarial cost method (previously the entry age normal actuarial cost method had been used). Net periodic pension cost includes the following components for the years ended December 31, 1995, 1996 and 1997:

                                                              1995    1996    1997
                                                              ----    ----    ----
Interest cost...............................................  $141    $143    $148
Return on assets............................................   (90)   (109)    (94)
Net amortization and deferral...............................   (51)     (5)     25
                                                              ----    ----    ----
  Net periodic pension expense..............................  $ --    $ 29    $ 79
                                                              ====    ====    ====

     For the years ended December 31, 1995, 1996 and 1997, the actuarial present value of the projected benefit obligation was computed using an average discount rate of 7%. The rate of increase in future compensation levels no longer applies since the Pension Plan was frozen as of January 1, 1993. The expected long-term rate of return on plan assets was 5% in 1995, 1996 and 1997.

     In accordance with the provisions of SFAS No. 87, the Company recorded a minimum pension liability representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liabilities. Because the liability recognized exceeds the amount of unrecognized prior service cost, the liability as of December 31, 1996 and 1997 is reported as a reduction of stockholders' equity.

b.  Profit Sharing Plan

     Substantially all employees of the Company are covered by a defined-contribution plan (the "Profit Sharing Plan"). The Profit Sharing Plan provides that employees may make annual pre-tax contributions of up to 15% of their eligible compensation pursuant to Section 401(k) of the Internal Revenue Code. Through

                        CMP MEDIA INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11.  EMPLOYEE BENEFIT PLANS: -- CONTINUED
December 31, 1996, the Company contributed an amount equal to 25% of each employee's contribution up to 1.5% of the employee's eligible compensation. As of January 1, 1997, the Company contributes an amount equal to 50% of each employee's contribution up to 3% of the employee's eligible compensation. In addition, under the profit sharing component of the Profit Sharing Plan, the Company contributes a minimum annual amount per eligible participant and at its discretion, the Company has also made additional annual contributions as defined in the Profit Sharing Plan. The provision for both the matching and discretionary contributions amounted to $3,748, $5,165 and $6,150 in 1995, 1996 and 1997, respectively.

12.  RELATED PARTY TRANSACTIONS:

     During 1997, certain stockholders of the Company held a 15% ownership interest in the facility which the Company leases as its principal offices. This ownership interest was sold effective January 1, 1998. The existing lease expires in November 2014. Total rental expense with respect to this lease was approximately $4,500 for each of the years ended December 31, 1995 and 1996 and $4,600 for the year ended December 31, 1997 (see Note 13). The Company has a note receivable from one of its executive officers, the unpaid principal amount of which was $770 and $760 as of December 31, 1996 and 1997, respectively. This note, which bears interest at a rate which approximates LIBOR, provides for quarterly interest payments and annual principal payments of $10 per year through 2003, $20 per year through 2013 and $50 per year through 2023. In addition, in April 1997, the Company guaranteed loans to two of its senior executives totaling $4,700. The loans are from one of the financial institutions with which the Company has its revolving credit agreement. These loans will be payable in November 2001 and are guaranteed through such date. The Company is obligated to extend the guarantees for $3,000 and $1,700 through December 31, 2005 and December 31, 2007, respectively, at the request of the senior executives. The Company incurred expenses of approximately $489, $544 and $623 for the years ended December 31, 1995, 1996 and 1997, respectively, on behalf of a not-for-profit organization managed by the Co-Chairpersons of the Company.

13.  COMMITMENTS AND CONTINGENCIES:

     The Company leases its office facilities and certain office equipment under non-cancelable operating leases expiring in various years through 2014. Future minimum lease payments as of December 31, 1997 are as follows:

             YEAR ENDING DECEMBER 31,
             ------------------------
     1998.........................................  $ 12,220
     1999.........................................    13,076
     2000.........................................    12,581
     2001.........................................    12,548
     2002.........................................    11,767
     Thereafter...................................    90,131
                                                    --------
                                                    $152,323
                                                    ========

     Certain of the above leases are subject to escalation clauses for taxes and other expenses. Rent expense amounted to $9,098, $9,851 and $10,739 in 1995, 1996 and 1997, respectively.

     The Company has employment agreements with three senior executives. The agreements provide minimum terms for base compensation and fringe benefits. The agreements also contain confidentiality and non-competition clauses ranging from three to five years as well as termination provisions. The Company is

                        CMP MEDIA INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

13. COMMITMENTS AND CONTINGENCIES: -- CONTINUED accruing the probable amount of expected termination costs over the expected service period. The maximum contingent liability under such agreements at December 31, 1997 was approximately $17,000.

     In the normal course of business, the Company is sometimes named as a defendant in litigation. In the opinion of management, based upon the advice of counsel, any uninsured liability which may result from the resolution of any present litigation or asserted claim will not have a material effect on the Company's financial position, results of operations or cash flows.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED):

                1996                  MARCH 31,     JUNE 30,    SEPTEMBER 30,   DECEMBER 31,     TOTAL
                ----                  ----------   ----------   -------------   ------------   ----------
Revenues............................  $   84,910   $  107,674    $  110,578      $  114,897    $  418,059
Operating costs and expenses........      87,304       98,450       101,498         102,002       389,254
                                      ----------   ----------    ----------      ----------    ----------
Income (loss) from operations.......      (2,394)       9,224         9,080          12,895        28,805
Gain on sales(1)....................       1,216           72           146              --         1,434
Other income (expense), net.........         376          (95)         (655)         (2,102)       (2,476)
                                      ----------   ----------    ----------      ----------    ----------
Income (loss) before provision
  (benefit) for income taxes........        (802)       9,201         8,571          10,793        27,763
Provision (benefit) for income
  taxes.............................         (26)         300           279             351           904
                                      ----------   ----------    ----------      ----------    ----------
Net income (loss)...................  $     (776)  $    8,901    $    8,292      $   10,442    $   26,859
                                      ==========   ==========    ==========      ==========    ==========
Historical income (loss) before
  provision (benefit) for income
  taxes.............................  $     (802)  $    9,201    $    8,571      $   10,793    $   27,763
Pro forma provision (benefit) for
  income taxes(2)...................        (338)       3,880         3,614           4,551        11,707
                                      ----------   ----------    ----------      ----------    ----------
Pro forma net income (loss).........  $     (464)  $    5,321    $    4,957      $    6,242    $   16,056
                                      ==========   ==========    ==========      ==========    ==========
Pro forma net income (loss) per
  share -- basic(3).................  $    (0.02)  $     0.24    $     0.22      $     0.28    $     0.72
                                      ==========   ==========    ==========      ==========    ==========
Pro forma weighted average shares
  outstanding -- basic(3)...........  22,361,777   22,361,777    22,361,777      22,361,777    22,361,777
                                      ==========   ==========    ==========      ==========    ==========
Pro forma net income (loss) per
  share -- diluted(3)...............  $    (0.02)  $     0.24    $     0.22      $     0.28    $     0.72
                                      ==========   ==========    ==========      ==========    ==========
Pro forma weighted average shares
  outstanding -- diluted(3).........  22,361,777   22,361,777    22,361,777      22,361,777    22,361,777
                                      ==========   ==========    ==========      ==========    ==========

                        CMP MEDIA INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14.  QUARTERLY FINANCIAL DATA (UNAUDITED): -- CONTINUED

                1997                  MARCH 31,     JUNE 30,    SEPTEMBER 30,   DECEMBER 31,     TOTAL
                ----                  ----------   ----------   -------------   ------------   ----------
Revenues............................  $  101,914   $  125,004    $  114,179      $  132,754    $  473,851
Operating costs and expenses........     102,858      111,421       107,374         117,312       438,964
                                      ----------   ----------    ----------      ----------    ----------
Income (loss) from operations.......        (944)      13,583         6,805          15,442        34,887
Gain on sales(1)....................          --           --         3,042             969         4,011
Other income (expense), net.........      (3,047)      (2,076)       (3,171)            133        (8,161)
                                      ----------   ----------    ----------      ----------    ----------
Income (loss) before provision
  (benefit) for income taxes........      (3,991)      11,507         6,676          16,544        30,737
Provision (benefit) for income
  taxes.............................        (133)         383        (2,939)          3,139           450
                                      ----------   ----------    ----------      ----------    ----------
Net income (loss)...................  $   (3,858)  $   11,124    $    9,615      $   13,405    $   30,287
                                      ==========   ==========    ==========      ==========    ==========
Historical income (loss) before
  provision (benefit) for income
  taxes.............................  $   (3,991)  $   11,507    $    6,676      $   16,544    $   30,737
Pro forma provision (benefit) for
  income taxes(2)...................      (1,740)       5,017         2,911           7,213        13,401
                                      ----------   ----------    ----------      ----------    ----------
Pro forma net income (loss).........  $   (2,251)  $    6,490    $    3,765      $    9,331    $   17,336
                                      ==========   ==========    ==========      ==========    ==========
Pro forma net income (loss) per
  share -- basic(3).................  $    (0.10)  $     0.29    $     0.17      $     0.40    $     0.77
                                      ==========   ==========    ==========      ==========    ==========
Pro forma weighted average shares
  outstanding -- basic(3)...........  22,361,777   22,361,777    22,429,722      23,110,114    22,565,848
                                      ----------   ----------    ----------      ----------    ----------
Pro forma net income (loss) per
  share -- diluted(3)...............  $    (0.10)  $     0.29    $     0.16      $     0.39    $     0.75
                                      ==========   ==========    ==========      ==========    ==========
Pro forma weighted average shares
  outstanding -- diluted(3).........  22,361,777   22,361,777    24,072,904      24,033,162    23,206,073
                                      ==========   ==========    ==========      ==========    ==========

---------------
(1) See Note 3c -- Acquisitions, Investments and Dispositions

(2) See Note 10 -- Income Taxes

(3) See Note 2n -- Pro Forma Net Income Per Share and Weighted Average Common Shares Outstanding (Unaudited)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Company is incorporated herein by reference to the Proxy Statement for the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"), and information with respect to Executive Officers of the Company is set forth in Part I, Item 1 of this Report under the heading "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is incorporated herein by reference to the 1998 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements of CMP Media Inc. and Subsidiaries included in Item 8 herein.

     2. Financial Statement Schedule of CMP Media Inc. and Subsidiaries for three years ended December 31, 1997:

        Valuation and Qualifying Accounts and Reserves

     3. The following are included as part of this Report:

*3.3    Restated Certificate of Incorporation of CMP Media Inc.
*3.4    Amended and Restated Bylaws of CMP Media Inc.
*4.1    Reference is made to Exhibits 3.3 and 3.4
*4.2    Specimen Class A Common Stock Certificate
*4.3    1997 Stockholders' Agreement
*10.1   Employment Agreement with Michael S. Leeds
*10.2   Share Purchase Agreement, dated November 27, 1996, among
        Gerard G. Leeds, Lilo J. Leeds, CMP Media Inc. and Michael
        S. Leeds
*10.3   Stockholders' Agreement, dated November 27, 1996, among CMP
        Media Inc., Gerard G. Leeds, Lilo J. Leeds and Michael S.
        Leeds
*10.4   Option Agreement, dated November 27, 1996, between CMP Media
        Inc. and Michael S. Leeds
*10.5   Employment Agreement with Daniel H. Leeds
*10.6   Share Purchase Agreement, dated November 27, 1996, among
        Gerard G. Leeds, Lilo J. Leeds, CMP Media Inc. and Daniel H.
        Leeds
*10.7   Stockholders' Agreement, dated November 27, 1996, among CMP
        Media Inc., Gerard G. Leeds, Lilo J. Leeds and Daniel H.
        Leeds
*10.8   Option Agreement, dated November 27, 1996, between CMP Media
        Inc. and Daniel H. Leeds
*10.9   Employment Agreement with Kenneth D. Cron
*10.10  Share Purchase Agreement, dated November 27, 1996, among
        Gerard G. Leeds, Lilo J. Leeds, CMP Media Inc. and Kenneth
        D. Cron
*10.11  Stockholders' Agreement, dated November 27, 1996, among CMP
        Media Inc., Gerard G. Leeds, Lilo J. Leeds and Kenneth D.
        Cron
*10.12  Option Agreement, dated November 27, 1996, between CMP Media
        Inc. and Kenneth D. Cron
*10.13  CMP Media Inc. 1996 Stock Option Plan
*10.14  CMP Media Inc. Pension Plan
*10.15  CMP Publications, Inc. Profit Sharing and Retirement Savings
        Plan and Trust
*10.16  CMP Publications, Inc. 1988 Equity Appreciation Plan
*10.17  CMP Media Inc. Employee Stock Purchase Plan
*10.18  Credit Agreement by and among CMP Publications, Inc.,
        Shawmut Bank Connecticut and The Chase Manhattan Bank,,
        dated July 15, 1993
*10.19  Fifth Amendment to the Credit Agreement by and among CMP
        Media Inc., Fleet National Bank and The Chase Manhattan
        Bank, dated November 14, 1996
*10.20  Sixth Amendment to the Credit Agreement by and among CMP
        Media Inc., Fleet National Bank and The Chase Manhattan
        Bank, dated April 15, 1997
*10.21  CMP Media Inc. Directors' Stock Compensation Plan
*10.22  CMP Media Inc. Stock Incentive Plan

*10.23     Seventh Amendment to the Credit Agreement by and among CMP Media Inc., Fleet National
           Bank and The Chase Manhattan Bank
*16        Letter from Miller, Ellin & Company
 21        Subsidiaries of CMP Media Inc.
 23.1      Consent of Coopers & Lybrand L.L.P.
 27.1      Financial Data Schedule for the year ended December 31, 1997
 27.2      Financial Data Schedule for the nine months ended September 30, 1997
 27.3      Financial Data Schedule for the six months ended June 30, 1997

---------------
     * Incorporated by reference to the corresponding exhibit of the Registrant's Registration Statement on Form S-1 (File No. 333-26741).

(b) The following reports on Form 8-K were filed during the Registrant's quarter ended December 31, 1997:

        An Item 5 report on Form 8-K, dated December 9, 1997, was filed reporting Registrant's financial results for the nine months and fiscal quarter ended September 30, 1997.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CMP Media Inc.:

     Our report on the consolidated financial statements of CMP Media Inc. and subsidiaries is included on page 20 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 41 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

New York, New York
February 9, 1998.

                        CMP MEDIA INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     AS OF DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                       ADDITIONS
                                                         BALANCE AT     CHARGED               BALANCE AT
                                                         BEGINNING    TO COSTS AND   WRITE-     END OF
                      DESCRIPTION                        OF PERIOD      EXPENSES      OFFS      PERIOD
                      -----------                        ----------   ------------   ------   ----------
Allowance for Doubtful Accounts at December 31, 1995...    $2,706        2,150       (1,911)    $2,945
                                                           ======        =====       ======     ======
Allowance for Doubtful Accounts at December 31, 1996...    $2,945        2,216       (1,972)    $3,189
                                                           ======        =====       ======     ======
Allowance for Doubtful Accounts at December 31, 1997...    $3,189        3,100       (2,658)    $3,631
                                                           ======        =====       ======     ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          CMP MEDIA INC.
                                          (Registrant)

                                          By: /s/ MICHAEL S. LEEDS
                                            ------------------------------------
                                            Michael S. Leeds
                                            President and Chief Executive
                                              Officer

Date: March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----
/s/ MICHAEL S. LEEDS                                 President, Chief Executive         March 30, 1998
---------------------------------------------------  Officer and a Director
Michael S. Leeds                                     (Principal Executive Officer)

/s/ KENNETH D. CRON                                  Executive Vice President,          March 30, 1998
---------------------------------------------------  President of Publishing and a
Kenneth D. Cron                                      Director

                                                     Executive Vice President,
---------------------------------------------------  President of International and
Daniel H. Leeds                                      a Director

/s/ JOSEPH E. SICHLER                                Vice President and Chief           March 30, 1998
---------------------------------------------------  Financial Officer (Principal
Joseph E. Sichler                                    Financial Officer and Principal
                                                     Accounting Officer)

/s/ GERARD G. LEEDS                                  Director, Co-Chairperson of        March 30, 1998
---------------------------------------------------  Board of Directors
Gerard G. Leeds

/s/ LILO J. LEEDS                                    Director, Co-Chairperson of        March 30, 1998
---------------------------------------------------  Board of Directors
Lilo J. Leeds

                                                     Director
---------------------------------------------------
Richard W. Anderson

/s/ RICHARD A. LEEDS                                 Director                           March 30, 1998
---------------------------------------------------
Richard A. Leeds

/s/ SHARON LEE PATRICK                               Director                           March 30, 1998
---------------------------------------------------
Sharon Lee Patrick