Form 10-Q
period 1998-03-31
CMP MEDIA INC
filed 1998-05-15
CIK 1034139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                             Yes   X       No


          As of May 11, 1998, there were 23,110,386 shares of the registrant's voting common stock issued and outstanding, of which 7,060,312 shares were Class A Common Stock and 16,050,074 shares were Class B Common Stock.

                                 CMP MEDIA INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS.

                Condensed Consolidated Statements of Income (Unaudited)
                for the three months ended March 31, 1998 and 1997..........................................1

                Condensed Consolidated Balance Sheets (Unaudited)
                as of March 31, 1998 and December 31, 1997..................................................2

                Condensed Consolidated Statements of Cash Flows (Unaudited)
                for the three months ended March 31, 1998 and 1997..........................................3

                Notes to Unaudited Condensed Consolidated Financial Statements .............................4


     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.                                                                  7


     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                None.


PART II - OTHER INFORMATION                                                                                12


SIGNATURES                                                                                                 13

                         CMP MEDIA INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)




                                                             FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                             1998             1997
                                                             ----             ----
Revenues                                                  $ 109,185         $ 101,914
Operating costs and expenses:
   Cost of revenues                                          48,980            42,941
   Selling and promotion                                     38,682            37,029
   General and administrative                                20,872            22,888
                                                          ---------         ---------

Income (loss) from operations                                   651              (944)
                                                          ---------         ---------


Gain on sales                                                   828                --
Other income (expense), net                                     593            (3,047)
                                                          ---------         ---------

Income (loss) before provision (benefit) for
   income taxes                                           $   2,072         $  (3,991)
Provision (benefit) for income taxes                            893              (133)
                                                          ---------         ---------

Net income (loss)                                         $   1,179         $  (3,858)
                                                          =========         =========

Net income per share - basic                              $    0.05
                                                          =========

Net income per share - diluted                            $    0.05
                                                          =========


Pro Forma Data:
   Historical loss before benefit for income taxes                          $  (3,991)
   Pro forma benefit for income taxes                                          (1,740)
                                                                            ---------

   Pro forma net loss                                                       $  (2,251)
                                                                            =========

   Pro forma net loss per share - basic                                     $   (0.10)
                                                                            =========

   Pro forma net loss per share - diluted                                   $   (0.10)
                                                                            =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                         CMP MEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS
                                   (UNAUDITED)


                                                                                         MARCH 31,       DECEMBER 31,
                                                                                           1998             1997
                                                                                           ----             ----
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                            $  23,740         $  31,495
   Accounts receivable, net                                                                72,187            76,667
   Short-term investments                                                                   8,676             6,610
   Inventories                                                                              8,305             7,587
   Deferred income taxes                                                                    5,695             5,695
   Deferred subscription acquisition costs                                                  5,725                --
   Prepaid expenses and other current assets                                                6,718            10,073
                                                                                        ---------         ---------
          Total current assets                                                            131,046           138,127
                                                                                        ---------         ---------
Property and equipment, net                                                                27,664            27,831
Long-term investments                                                                      11,940            12,862
Investments in and advances to unconsolidated affiliates                                    4,715             4,687
Intangible and other assets                                                                 8,346             8,890
Deferred income taxes                                                                       5,312             5,312
                                                                                        ---------         ---------
                                                                                        $ 189,023         $ 197,709
                                                                                        =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                     $  25,069         $  26,389
   Accrued expenses and other current liabilities                                          33,604            38,150
   S corporation distribution payable                                                       5,269            12,000
   Deferred revenue                                                                        13,005            10,666
                                                                                        ---------         ---------
          Total current liabilities                                                        76,947            87,205
                                                                                        ---------         ---------
Other liabilities                                                                          14,638            13,908
                                                                                        ---------         ---------
          Total liabilities                                                                91,585           101,113
                                                                                        ---------         ---------
Commitments and contingencies
Stockholders' equity:
   Class A Common Stock, par value $.01 per share, 50,000,000 shares authorized,
      7,060,312 shares issued and outstanding at March 31,
      1998 and December 31, 1997                                                               71                71
   Class B Common Stock, par value $.01 per share, 20,000,000 shares authorized, 16,050,074 shares issued and outstanding at March 31,
      1998 and December 31, 1997                                                              160               160
   Additional paid-in capital                                                              85,036            86,305
   Retained earnings                                                                       24,761            23,582
   Unamortized restricted stock compensation                                              (12,236)          (13,270)
   Accumulated other comprehensive income                                                    (354)             (252)
                                                                                        ---------         ---------
          Total stockholders' equity                                                       97,438            96,596
                                                                                        ---------         ---------
                                                                                        $ 189,023         $ 197,709
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

                         CMP MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                                                    FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                   1998              1997
                                                                                   ----              ----
Cash flows from operating activities:
   Net income (loss)                                                             $  1,179         $ (3,858)
   Reconciliation of net income (loss) to net cash provided by operating activities:
       Depreciation and amortization of property and equipment                      2,432            2,009
       Amortization of intangible assets                                              199              146
       Write-off of property and equipment                                             75              253
       Provision for doubtful accounts                                                722              583
       Compensation expense under incentive plans                                   1,643            1,069
       Gain on sales                                                                 (828)              --
       (Income) loss from unconsolidated affiliates                                   (16)           2,713
       Changes in operating assets and liabilities, net of the effects of businesses acquired and sold:
           Decrease (increase) in accounts receivable                               3,758           (3,117)
           Increase in inventories                                                   (718)            (633)
           Increase in deferred subscription acquisition costs                     (5,725)          (7,394)
           Decrease in prepaid expenses and other assets                            1,868              436
           Decrease in accounts payable, accrued expenses
              and other current liabilities                                        (5,872)          (5,481)
           Increase in other liabilities                                            2,429            3,386
                                                                                 --------         --------
                 Net cash provided by (used in) operating activities                1,146           (9,888)
                                                                                 --------         --------

Cash flows from investing activities:
   Purchase of property and equipment                                              (2,340)          (3,814)
   Investments in and advances to unconsolidated affiliates                           (12)            (856)
   Purchase of businesses, net of cash acquired                                      (166)              --
   Purchase of investments                                                           (814)              --
   Proceeds from sale of investments                                                  500               --
   Proceeds from sales of assets                                                    2,000               --
                                                                                 --------         --------
                 Net cash used in investing activities                               (832)          (4,670)
                                                                                 --------         --------

Cash flows from financing activities:
   Borrowings under revolving credit agreement                                         --           24,970
   Repayment of borrowings                                                             --          (15,720)
   Distributions to S corporation stockholders for taxes and other                 (8,000)          (2,848)
   Other financing activities                                                         (69)           1,435
                                                                                 --------         --------
                 Net cash (used in) provided by financing activities               (8,069)           7,837
                                                                                 --------         --------

Net change in cash and cash equivalents                                            (7,755)          (6,721)
Cash and cash equivalents at beginning of period                                   31,495            6,721
                                                                                 --------         --------
Cash and cash equivalents at end of period                                       $ 23,740         $     --
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

                         CMP MEDIA INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


1.   BASIS OF PRESENTATION

         The condensed consolidated financial statements of CMP Media Inc. and subsidiaries (the "Company") as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited but have been prepared in accordance with generally accepted accounting principles for interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

         The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K. The condensed consolidated balance sheet as of December 31, 1997 has been summarized from the Company's audited consolidated balance sheet as of that date.

2.   COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which was effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company's total comprehensive income (loss) for the three months ended March 31, 1998 and 1997 is as follows:


                                                                    FOR THE THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                     1998          1997
                                                                     ----          ----
                                                                         (UNAUDITED)
Net income (loss)............................................        $1,179      $(3,858)

Other comprehensive income, net of tax:
      Unrealized gains on securities available for sale......             8            -
      Foreign currency translation adjustments...............          (110)           -
                                                                     ------      -------
Total comprehensive income (loss)............................        $1,077      $(3,858)
                                                                     ======      =======



3.   RESULTS OF OPERATIONS

         In March 1998, in connection with the sale of its investment in a company developing Internet-related technologies, the Company recorded a gain of approximately $828.

         During the three months ended March 31, 1997, the Company recorded charges of $1,200 to reduce the carrying value of two of its investments in companies developing Internet-related technologies due to impairment. These charges are included in Other income (expense), net in the accompanying Condensed Consolidated Statement of Income.

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

         In connection with the Offering, the Company terminated its S corporation election and declared a final S corporation distribution to its stockholders of record prior to the consummation of the Offering of approximately $39,300. The Company has used a portion of the net proceeds of the Offering to repay outstanding debt of $21,750 under its revolving credit agreement at the time of the Offering and a portion to pay the final S corporation distribution. The remaining net proceeds will be used for general corporate purposes.

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

         As a result of terminating its S corporation election and converting to a C corporation in connection with the Offering, the Company is subject to U.S. federal and all applicable state and local taxes. The unaudited pro forma benefit for income taxes, unaudited pro forma net loss and unaudited pro forma net loss per share data for the three months ended March 31, 1997 are presented as if the Company had terminated its S corporation election prior to January 1, 1997.

5.   NET INCOME PER SHARE AND WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

     Net income per share - basic is calculated using weighted average common shares outstanding and net income per share - diluted is calculated using weighted average common shares outstanding including the effect of dilutive securities calculated using the Treasury Stock Method. Prior to the Offering, pro forma net loss per share - basic and pro forma net loss per share - diluted were calculated using weighted average common shares outstanding including the effect of dilutive securities calculated using the Treasury Stock Method. In addition, the calculations prior to the Offering include shares of common stock representing the number of shares, based upon the Offering price of $22.00 per share, the proceeds from which would be necessary to pay the final S corporation distribution (see Note 4) and S corporation distributions of approximately $10,300 made in the twelve months preceding May 31, 1997 which were in excess of net income for such twelve-month period (the "Offering shares").

     For the three months ended March 31, 1998, for the purpose of calculating net income per share - basic, the weighted average number of common shares outstanding was 23,110,386 and for the purpose

                         CMP MEDIA INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                STATEMENTS - CONTINUED (IN THOUSANDS, EXCEPT PER
                            SHARE AND SHARE AMOUNTS)

of calculating net income per share - diluted, the weighted average number of common shares outstanding and dilutive securities was 24,389,551 which includes 1,279,165 shares representing the impact of common stock options calculated using the Treasury Stock Method. For the three months ended March 31, 1997, for the purpose of calculating pro forma net loss per shares - basic and - diluted, weighted average common shares outstanding including the effect of dilutive securities and the Offering shares was 22,361,777.

6.   SUBSEQUENT EVENTS

     Effective April 6, 1998, the Company sold substantially all of the assets of its HomePC publication to another publisher for approximately $4,000 in cash and assumed liabilities. In connection with this transaction, the Company expects to record a nominal gain on sale.

     On May 4, 1998, the Company entered into an agreement to purchase substantially all of the assets of four information technology publications, Data Communications, LAN Times, tele.com and Byte, as well as NSTL, a technology and software testing lab, from another publisher. The purchase price for this acquisition will be $28,600 in cash, plus the assumption of certain liabilities. The transaction is expected to close on or about May 29, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, items within the Company's condensed consolidated statements of income. This table and the subsequent discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Form 10-Q.


                                                                    FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                   1998                1997
                                                                   ----                ----
                                                                        (UNAUDITED)
            Revenues.........................................    $ 109,185         $ 101,914
            Operating costs and expenses:
                  Cost of revenues...........................       48,980            42,941
                  Selling and promotion......................       38,682            37,029
                  General and administrative.................       20,872            22,888
                                                                 ---------         ---------
            Income (loss) from operations....................          651              (944)
                                                                 ---------         ---------
            Gain on sales....................................          828                --
            Other income (expense), net......................          593            (3,047)
                                                                 ---------         ---------
            Income (loss) before provision (benefit)
                for income taxes.............................    $   2,072         $  (3,991)
            Provision (benefit) for income taxes.............          893              (133)
                                                                 ---------         ---------
            Net income (loss)................................    $   1,179         $  (3,858)
                                                                 =========         =========



            Historical loss before benefit for income taxes..                      $  (3,991)
            Pro forma benefit for income taxes (1)...........                         (1,740)
                                                                                   ---------
            Pro forma net loss (1)...........................                      $  (2,251)
                                                                                   =========



-------------------
(1) Pro forma benefit for income taxes is presented as if the Company had changed its tax status from an S corporation to a C corporation prior to January 1, 1997.

         THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED
                                 MARCH 31, 1997

         REVENUES. Revenues for the three months ended March 31, 1998 increased $7.3 million, or 7.1%, to $109.2 million compared with $101.9 million for the same period in 1997. The improvement was primarily attributable to increases in advertising yield (advertising revenue per page), increased revenues for the Company's International operations, driven primarily by the launch of CRN France in the fourth quarter of 1997 as well as the December 1997 acquisition of two publications in the U.K. and increased revenues from the Company's Internet services, partially offset by a decrease in the number of advertising pages in the Company's domestic print publications. Total advertising pages decreased 0.4% to 8,521 pages, primarily due to advertising page decreases for Computer Reseller News, InternetWeek, and HomePC; also, NetGuide Magazine ceased publication in July 1997. These decreases in advertising pages were partially offset by advertising page increases for InformationWeek, VARBusiness and Network Computing. Excluding the discontinuance of NetGuide Magazine in July 1997, advertising pages for the Company's domestic print publications increased 3.0% during the first quarter of 1998 compared to the same period of last year.

         OPERATING COSTS AND EXPENSES. Cost of revenues for the three months ended March 31, 1998 increased $6.0 million, or 14.1%, to $49.0 million compared with $43.0 million for the same period in 1997, primarily as a result of increased production and editorial costs associated with the Company's new International publications, increased editorial costs attributable to growth in the Company's Internet services and costs associated with a new conference held in 1998. In addition, production, editorial distribution and paper costs increased for the Company's domestic print publications in connection with increased revenues. Cost of revenues as a percentage of revenues increased to 44.9% in the first quarter of 1998 from 42.1% in the first quarter of 1997. This resulted primarily from the growth in International operations, which currently have higher expense ratios than the Company's domestic print publications. Cost of revenues include production, paper, editorial, distribution and fulfillment costs.

         Selling and promotion expenses for the three months ended March 31, 1998 increased $1.7 million, or 4.5%, to $38.7 million compared with $37.0 million for the same period in 1997. The increase was primarily attributable to higher commission and sales force costs associated with increased revenues in the first quarter of 1998 as compared to the first quarter of 1997 and increased sales efforts associated with the Company's new International publications, partially offset by decreased selling and promotion costs due to the closing of NetGuide Magazine. Selling and promotion expenses as a percentage of revenues decreased to 35.4% in the first quarter of 1998 from 36.3% in the first quarter of 1997.

         General and administrative expenses for the three months ended March 31, 1998 decreased $2.0 million, or 8.8%, to $20.9 million compared with $22.9 million for the same period in 1997, primarily as a result of a $2.4 million charge taken in the first quarter of 1997 for workforce reduction. Excluding this charge, general and administrative costs increased slightly during the first quarter of 1998 as compared to the same period last year. General and administrative expenses as a percentage of revenues decreased to 19.1% in the first quarter of 1998 from 22.5% in the first quarter of 1997.

         GAIN ON SALES. The gain on sale of $0.8 million in the first quarter of 1998 was realized in connection with the sale of the Company's investment in a business developing Internet-related technologies.

         OTHER INCOME (EXPENSE), NET. Other income, net for the three months ended March 31, 1998 increased $3.6 million to $0.6 million compared with $3.0 million of other expense, net for the same period in 1997, primarily as a result of a significant decrease in losses from the Company's Internet-related investments, as well as interest income earned on short-term and long-term investments during the first quarter of 1998 as compared to interest expense on borrowings incurred during the first quarter of 1997. The Company's equity investments are primarily in International publications and start-up Internet services and technology companies.

         PROVISION FOR INCOME TAXES. Prior to changing its tax election from S corporation to C corporation, the Company and certain affiliates had elected to be treated as S corporations for U.S. federal income tax purposes, which required that the income or loss for federal and certain state and local jurisdictions be recognized by the stockholders. In connection with the Offering (see "Liquidity and Capital Resources"), the Company terminated its S corporation election and became a C corporation. The Company's effective income tax rate for the three months ended March 31, 1998 was 43.1%. If the Company and certain affiliates had been C corporations for the three months ended March 31, 1997 the effective income tax rate would have been 43.6%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has traditionally required relatively low levels of working capital to operate its business. Working capital was $54.1 million at March 31, 1998 and $50.9 million at December 31, 1997. The increase in working capital was primarily attributable to earnings for the three months ended March 31, 1998. Accounts receivable, net were $72.2 million at March 31, 1998 and $76.7 million at December 31, 1997. Days sales outstanding was 61.4 at March 31, 1998 and 56.7 at December 31, 1997. Paper inventories were $8.3 million at March 31, 1998 and $7.6 million at December 31, 1997.

         Cash provided by (used in) operating activities was $1.1 million and $(9.9) million for the three months ended March 31, 1998 and 1997, respectively. The increase was primarily due to increased earnings as well as changes in working capital items, the most significant of which were accounts receivable, deferred subscription acquisition costs and prepaid expenses and other assets, partially offset by decreased losses from investments in unconsolidated affiliates.

         Investing activities during the three months ended March 31, 1998 used $0.8 million, consisting primarily of $2.3 million in capital expenditures partially offset by $2.0 million in proceeds from the sale of the Company's 50% interest in one of its joint ventures engaged in Internet-related services. Investing activities during the three months ended March 31, 1997 used $4.7 million, consisting of $3.8 million in capital expenditures and $0.9 million in investments in and advances to Internet services and other entities in which the Company has investments. The Company expects total capital expenditures for 1998 to continue at least at the pace of 1997 and to be primarily for computer equipment for business unit and corporate use.

         Financing activities during the three months ended March 31, 1998 used $8.1 million, consisting primarily of $8.0 million of cash distributions to the Company's stockholders of record prior to the Offering, a significant portion of which was used by such stockholders to pay taxes they owed on the Company's income attributable to them as stockholders of an S corporation. Financing activities for the three months ended March 31, 1997 provided $7.8 million, consisting primarily of $25.0 million of borrowings under the Company's revolving credit agreement, partially offset by $15.7 million for repayment of borrowings.

         The Company's revolving credit agreement, as amended, with two financial institutions provides for borrowings of up to $75 million, all of which amount was available at March 31, 1998. Borrowings are unsecured and bear interest at either (i) LIBOR plus .35% to .825% depending on outstanding loan balances and the Company's earnings levels, or (ii) the prime rate, at the Company's option. The agreement, as amended, contains certain negative covenants regarding, among other items, minimum levels of net worth, fixed coverage and limitations on indebtedness. The agreement expires November 14, 2001.

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

         In connection with the Offering, the Company terminated its S corporation election and declared a final S corporation distribution to its stockholders of record prior to the consummation of the Offering of approximately $39.3 million, a significant portion of which was used by such stockholders to pay taxes they owed on the Company's income attributable to them as stockholders of an S corporation. The Company has used a portion of the net proceeds of the Offering to pay the final S corporation distribution and a portion to repay approximately $21.8 million outstanding under its revolving credit agreement at the time of the Offering. The remaining net proceeds are currently held in short-term and long-term investments. The Company plans to use the remaining net proceeds of the Offering for general corporate purposes.

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

RECENT EVENTS

          Effective April 6, 1998, the Company sold substantially all of the assets of its HomePC publication to another publisher for approximately $4.0 million in cash and assumed liabilities. In connection with this transaction, the Company expects to record a nominal gain on sale.

          On May 4, 1998, the Company entered into an agreement to purchase substantially all of the assets of four information technology publications, Data Communications, LAN Times, tele.com and Byte, as well as NSTL, a technology and software testing lab, from another publisher. The purchase price for this acquisition will be $28.6 million in cash, plus the assumption of certain liabilities. The transaction is expected to close on or about May 29, 1998.

SEASONALITY

          Although the Company earned a profit in the first quarter of 1998, it has typically incurred operating losses in the first quarter of most years, but generally has earned profits in each of the remaining quarters. First quarter losses have been primarily due to lower than average advertising sales during the quarter and relatively even distribution of certain costs throughout the year. First-quarter losses have varied from year to year due to a variety of factors, including the timing of new product launches and price increases from suppliers.

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

INFLATION AND VOLATILITY OF PAPER PRICES

         The Company continually reviews the impact of inflation and the volatility of paper prices. Paper prices rose significantly in 1995, dropped in 1996, increased moderately in 1997 and have increased minimally in recent months. The Company will continue to monitor the impact of inflation and paper prices and will consider these matters in setting its pricing policies. There can be no assurance that the Company can recoup paper price increases by passing them through to its advertisers and readers. In addition, the Company continually reviews its purchasing and manufacturing processes for opportunities to reduce costs and mitigate the impact of paper and postage increases (such as purchasing lighter-grade paper stock or, when paper prices are at cyclical lows, increasing paper inventory or entering into longer term contracts with suppliers). However, the Company has not entered, and does not currently plan to enter, into forward contracts. The Company also takes advantage of various postal discounts.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None

ITEM 2. CHANGES IN SECURITIES.

         The Company's Registration Statement on Form S-1 (File No. 333-26741) was declared effective by the Securities and Exchange Commission (the "Commission") on July 24, 1997. On July 30, 1997, the Company closed the initial public offering of its Class A Common Stock, par value $.01 per share (the "Offering"). After deducting expenses of the Offering, net proceeds received by the Company were approximately $84.7 million. To date, the Company has used a portion of such proceeds to pay the $39.3 million final S corporation distribution and approximately $21.8 million to repay indebtedness outstanding under its revolving credit agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5. OTHER INFORMATION.

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)          Exhibits

     *3.3         Restated Certificate of Incorporation of CMP Media Inc.
     *3.4         Amended and Restated By-laws of CMP Media Inc.
     *4.1         Reference is made to Exhibits 3.3 and 3.4
     *4.2         Specimen Class A Common Stock certificate
     *4.3         1997 Stockholders' Agreement
     27           Financial Data Schedule
---------------------
* Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1 of CMP Media Inc., as amended (Commission File No. 333-26741).

     (b) The following reports on Form 8-K were filed during the Registrant's quarter ended March 31, 1998:

                  An Item 5 report on Form 8-K, dated March 27, 1998, was filed reporting Registrant's financial results for the fiscal quarter and year ended December 31, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CMP MEDIA INC.


May 15, 1998                 By:  /s/  Joseph E. Sichler
                                  ----------------------
                                  Joseph E. Sichler
                                  Vice President and Chief Financial Officer
                                  (Authorized Executive Officer and Principal
                                  Accounting Officer)