Form 10-Q
period 1998-06-30
CMP MEDIA INC
filed 1998-08-14
CIK 1034139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

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

                           Yes  [X]     No  [ ]


       As of August 14, 1998, there were 23,135,366 shares of the registrant's voting common stock issued and outstanding, of which 7,085,292 shares were Class A Common Stock and 16,050,074 shares were Class B Common Stock.

                                 CMP MEDIA INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS.

           Condensed Consolidated Statements of Income (Unaudited)
           for the three and six months ended June 30, 1998 and 1997......    1

           Condensed Consolidated Balance Sheets (Unaudited)
           as of June 30, 1998 and December 31, 1997......................    2

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the six months ended June 30, 1998 and 1997................    3

           Notes to Unaudited Condensed Consolidated Financial Statements.    4


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.                                             7


   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           None.



PART II - OTHER INFORMATION                                                  12


SIGNATURES                                                                   14

                         CMP MEDIA INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)


                                                     FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                        ENDED JUNE 30,                  ENDED JUNE 30,
                                                  --------------------------        ------------------------
                                                     1998             1997            1998            1997
                                                  ---------        ---------        --------       ---------
Revenues                                          $ 126,055        $ 125,004        $235,240       $ 226,918
Operating costs and expenses:
   Cost of revenues                                  54,041           48,231         103,021          91,172
   Selling and promotion                             42,650           40,526          81,332          77,555
   General and administrative                        23,912           22,664          44,784          45,552
                                                  ---------        ---------        --------       ---------

Income from operations                                5,452           13,583           6,103          12,639
                                                  ---------        ---------        --------       ---------


Gain on sales                                           492               --           1,320              --
Other income (expense), net                             (62)          (2,076)            531          (5,123)
                                                  ---------        ---------        --------       ---------

Income before provision for
   income taxes                                   $   5,882        $  11,507        $  7,954       $   7,516
Provision for income taxes                            2,535              383           3,428             250
                                                  ---------        ---------        --------       ---------

Net income                                        $   3,347        $  11,124        $  4,526       $   7,266
                                                  =========        =========        ========       =========

Net income per share - basic                      $    0.14                         $   0.20
                                                  =========                         ========

Net income per share - diluted                    $    0.14                         $   0.19
                                                  =========                         ========


Pro Forma Data:
   Historical income before provision
     for income taxes                                              $  11,507                       $   7,516
   Pro forma provision for income taxes                                5,017                           3,277
                                                                   ---------                       ---------

   Pro forma net income                                            $   6,490                       $   4,239
                                                                   =========                       =========

   Pro forma net income per share - basic                          $    0.29                       $    0.19
                                                                   =========                       =========

   Pro forma net income per share - diluted                        $    0.29                       $    0.19
                                                                   =========                       =========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                         CMP MEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                       JUNE 30,        DECEMBER 31,
                                                                                          1998            1997
                                                                                       ---------        ---------
                                                          ASSETS

Current assets:
   Cash and cash equivalents                                                           $  26,567        $  31,495
   Accounts receivable, net                                                               76,987           76,667
   Short-term investments                                                                 14,054            6,610
   Inventories                                                                             6,918            7,587
   Deferred income taxes                                                                   5,695            5,695
   Deferred subscription acquisition costs                                                 3,907               --
   Prepaid expenses and other current assets                                               6,776           10,073
                                                                                       ---------        ---------
          Total current assets                                                           140,904          138,127
                                                                                       ---------        ---------
Property and equipment, net                                                               28,865           27,831
Long-term investments                                                                      7,769           12,862
Investments in and advances to unconsolidated affiliates                                   4,298            4,687
Intangible assets                                                                         40,561            6,460
Deferred income taxes                                                                      5,312            5,312
Other assets                                                                               1,508            2,430
                                                                                       ---------        ---------
                                                                                       $ 229,217        $ 197,709
                                                                                       =========        =========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                    $  26,346        $  26,389
   Accrued expenses and other current liabilities                                         41,834           38,150
   S corporation distribution payable                                                         --           12,000
   Deferred revenue                                                                       15,036           10,666
                                                                                       ---------        ---------
          Total current liabilities                                                       83,216           87,205
                                                                                       ---------        ---------
Long-term debt                                                                            28,600               --
Deferred compensation                                                                      9,825            8,506
Other liabilities                                                                          5,350            5,402
                                                                                       ---------        ---------
          Total liabilities                                                              126,991          101,113
                                                                                       ---------        ---------
Commitments and contingencies
Stockholders' equity:
   Class A Common Stock, par value $.01 per share, 50,000,000 shares authorized,
      7,060,312 shares issued and outstanding at June 30,
      1998 and December 31, 1997                                                              71               71
   Class B Common Stock, par value $.01 per share, 20,000,000 shares authorized, 16,050,074 shares issued and outstanding at June 30,
      1998 and December 31, 1997                                                             160              160
   Additional paid-in capital                                                             85,190           86,305
   Retained earnings                                                                      28,108           23,582
   Unamortized restricted stock compensation                                             (11,774)         (13,270)
   Accumulated comprehensive income                                                          471             (252)
                                                                                       ---------        ---------
          Total stockholders' equity                                                     102,226           96,596
                                                                                       ---------        ---------
                                                                                       $ 229,217        $ 197,709
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

                         CMP MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                                                      FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                                      1998            1997
                                                                                    --------        --------
Cash flows from operating activities:
   Net income                                                                       $  4,526        $  7,266
   Reconciliation of net income to net cash provided by operating activities:
       Depreciation and amortization of property and equipment                         4,966           4,038
       Amortization of intangible assets                                                 653             572
       Write-off of property and equipment                                               431           1,651
       Provision for doubtful accounts                                                 1,783           1,298
       Compensation expense under incentive plans                                      2,715           2,136
       Gain on sales                                                                  (1,320)             --
       Loss from unconsolidated affiliates                                               433           4,408
       Changes in operating assets and liabilities, net of the effects of businesses acquired and sold:
          Increase in accounts receivable                                             (2,571)        (13,886)
          Decrease (increase) in inventories                                           1,908            (227)
          Increase in deferred subscription acquisition costs                         (5,307)         (5,242)
          Decrease in prepaid expenses and other assets                                2,705           1,338
          Decrease in accounts payable, accrued expenses and
             other current liabilities                                                (2,529)         (5,160)
          Increase in deferred revenue and other liabilities                           3,479             664
                                                                                    --------        --------
                Net cash provided by (used in) operating activities                   11,872          (1,144)
                                                                                    --------        --------

Cash flows from investing activities:
   Purchase of property and equipment                                                 (5,431)         (6,369)
   Investments in and advances to unconsolidated affiliates                              (44)         (1,867)
   Purchase of businesses                                                            (30,054)             --
   Purchase of investments                                                              (881)             --
   Proceeds from sale of investments                                                     500              --
   Proceeds from sales of assets                                                       3,918              --
                                                                                    --------        --------
                Net cash used in investing activities                                (31,992)         (8,236)
                                                                                    --------        --------

Cash flows from financing activities:
   Borrowings under revolving credit agreement                                        28,600          29,470
   Repayment of borrowings                                                                --         (25,720)
   Distributions to S corporation stockholders for taxes and other                   (13,269)         (3,715)
   Other financing activities                                                           (139)          2,624
                                                                                    --------        --------
                Net cash provided by financing activities                             15,192           2,659
                                                                                    --------        --------

Net change in cash and cash equivalents                                               (4,928)         (6,721)
Cash and cash equivalents at beginning of period                                      31,495           6,721
                                                                                    --------        --------
Cash and cash equivalents at end of period                                          $ 26,567        $     --
                                                                                    ========        ========

Supplemental disclosure of businesses acquired:
   Fair value of assets acquired                                                    $ 37,735
   Liabilities assumed                                                                (7,681)
                                                                                   ========
   Cash paid                                                                        $ 30,054
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

                         CMP MEDIA INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


1. BASIS OF PRESENTATION

      The Condensed Consolidated Financial Statements of CMP Media Inc. and subsidiaries (the "Company") as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are unaudited but have been prepared in accordance with generally accepted accounting principles for interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

      The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of December 31, 1997 has been summarized from the Company's audited consolidated balance sheet as of that date.

2. COMPREHENSIVE INCOME

   Effective January 1, 1998, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which was effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company's total comprehensive income for the three and six months ended June 30, 1998 and 1997 is as follows:

                                                   FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                       ENDED JUNE 30,             ENDED JUNE 30,
                                                    1998          1997          1998          1997
                                                   ------       -------       -------        ------
                                                        (UNAUDITED)                 (UNAUDITED)
Net income ....................................    $3,347       $11,124       $ 4,526        $7,266

Other comprehensive income, net of tax:
    Unrealized gains on securities available
     for sale .................................       762            --           768            --
    Foreign currency translation adjustments ..        18            --           (45)           --
                                                   ------       -------       -------        ------

Total comprehensive income ....................    $4,127       $11,124       $ 5,249        $7,266
                                                   ======       =======       =======        ======

3. RESULTS OF OPERATIONS

      On May 29, 1998, the Company acquired four computer and communications publications, as well as NSTL, a technology and software testing lab, from The McGraw-Hill Companies, Inc. The purchase price for this acquisition was $28.6 million in cash plus the assumption of certain liabilities.

                         CMP MEDIA INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


      The following table summarizes pro forma results as if the Company had entered into the agreement on January 1, 1997:

                                                         FOR THE SIX MONTHS
                                                            ENDED JUNE 30,
                                                         1998           1997
                                                       --------       --------
                                                             (UNAUDITED)
Revenues                                               $265,807       $266,279
                                                       ========       ========
Income from operations                                 $  3,810       $  7,000
                                                       ========       ========
Net income                                             $  2,168       $  6,975
                                                       ========       ========

Net income per share-diluted                           $   0.09       $   0.31
                                                       ========       ========

Pro forma net income as if a C corporation prior
   to January 1, 1997 (See note 4 below)                              $  3,948
                                                                      ========

Pro forma net income per share-diluted                                $   0.18
                                                                      ========


      In April 1998, the Company sold substantially all of the assets of its publication HomePC for cash and assumed liabilities totaling $4,087. In connection with this transaction, the Company recorded a gain of approximately $440.

      In March 1998, in connection with the sale of its investment in a business developing Internet-related technologies, the Company recorded a gain of approximately $828.

      During the six months ended June 30, 1997, the Company recorded charges of $1,200 to reduce the carrying value of two of its investments in companies developing Internet-related technologies due to impairment. These charges are included in Other income (expense), net in the accompanying Condensed Consolidated Statement of Income.

4. INITIAL PUBLIC OFFERING

      On July 30, 1997, the Company closed an initial public offering (the "Offering") of 5,485,000 shares of Class A Common Stock at an offering price of $22.00 per share, of which 4,235,000 shares were sold by the Company and 1,250,000 shares were sold by selling stockholders. Net proceeds to the Company after expenses of the Offering were $84,711.

      In connection with the Offering, the Company terminated its S corporation election and declared a final S corporation distribution of approximately $39,300 to the individuals who were its stockholders of record prior to the consummation of the Offering. The Company has used a portion of the net proceeds of the Offering to repay debt of $21,750 outstanding at the time of the Offering under its revolving credit agreement and a portion to pay the final S corporation distribution. The remaining net proceeds are being used for general corporate purposes including acquisitions.

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

      As a result of terminating its S corporation election and converting to a C corporation in connection with the Offering, the Company is subject to U.S. federal and all applicable state and local taxes. The unaudited pro forma benefit for income taxes, unaudited pro forma net loss and unaudited pro forma net loss per share data for the three and six months ended June 30, 1997 are presented as if the Company had terminated its S corporation election prior to January 1, 1997.

5. NET INCOME PER SHARE AND WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

   Net income per share-basic is calculated using weighted average common shares outstanding and net income per share-diluted is calculated using weighted average common shares outstanding including the effect of dilutive securities calculated using the Treasury Stock Method. In addition, the calculations prior to the Offering include shares of common stock representing the number of shares, based upon the Offering price of $22.00 per share, the proceeds from which would be necessary to pay the final S corporation distribution (see Note
4) and S corporation distributions of approximately $10,300 made in the twelve months preceding May 31, 1997 which were in excess of net income for such twelve-month period (the "Offering shares").

   For the three months ended June 30, 1998, for the purpose of calculating net income per share-basic, the weighted average number of common shares outstanding was 23,110,386 and for the purpose of calculating net income per share-diluted, the weighted average number of common shares outstanding and dilutive securities was 24,262,312 which includes 1,151,926 shares representing the impact of common stock options calculated using the Treasury Stock Method. For the three months ended June 30, 1997, for the purpose of calculating pro forma net income per shares-basic and -diluted, weighted average common shares outstanding including the Offering shares was 22,361,777.

      For the six months ended June 30, 1998, for the purpose of calculating net income per share-basic, the weighted average number of common shares outstanding was 23,110,386 and for the purpose of calculating net income per share-diluted, the weighted average number of common shares outstanding and dilutive securities was 24,325,932 which includes 1,215,546 shares representing the impact of common stock options calculated using the Treasury Stock Method. For the six months ended June 30, 1997, for the purpose of calculating pro forma net income per shares-basic and -diluted, weighted average common shares outstanding including the Offering shares was 22,361,777.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

      REVENUES. Revenues for the three months ended June 30, 1998 increased $1.1 million, or 1%, to $126.1 million compared with $125.0 million for the same period in 1997. The improvement was primarily attributable to increased revenues for the Company's International operations, driven primarily by the launch of Computer Reseller News France and the acquisition of three publications in the U.K. in the fourth quarter of 1997, and the acquisition from The McGraw-Hill Companies, Inc. ("McGraw-Hill") on May 29, 1998 of four publications (Byte, Data Communications, LAN Times and tele.com) and NSTL, a technology and software testing lab, partially offset by decreased revenues due to the sale of HomePC in April 1998 and the discontinuance of NetGuide Magazine in July 1997. Total advertising pages including the effects of the McGraw-Hill acquisition, the HomePC sale and the NetGuide Magazine discontinuance increased 1.1% to 10,316 pages, primarily due to advertising page increases for InformationWeek, Electronic Buyers' News and the publications acquired from McGraw-Hill, partially offset by advertising page decreases for Computer Reseller News, Windows Magazine, InternetWeek, and Computer Retail Week and from the sale of HomePC and the discontinuance of NetGuide Magazine.

      OPERATING COSTS AND EXPENSES. Cost of revenues for the three months ended June 30, 1998 increased $5.8 million, or 12.0%, to $54.0 million compared with $48.2 million for the same period in 1997, primarily as a result of $2.8 million in higher costs associated with the Company's new International publications, $2.5 million from the former McGraw-Hill publications, increased editorial costs attributable to growth in the Company's Internet services and increased costs for the Company's domestic print publications, partially offset by decreases due to the sale of HomePC and the discontinuance of NetGuide Magazine. Cost of revenues as a percentage of revenues increased to 42.9% in the second quarter of 1998 from 38.6% in the second quarter of 1997. This resulted primarily from the addition of new International publications, which currently have higher expense ratios than the Company's domestic print operations, and higher paper costs in two of the Company's publications due to the conversion to coated stock, partially offset by decreased costs due to the sale of HomePC and the discontinuance of NetGuide Magazine. Cost of revenues includes production, paper, editorial, distribution and fulfillment costs.

      Selling and promotion expenses for the three months ended June 30, 1998 increased $2.2 million, or 5.2%, to $42.7 million compared with $40.5 million for the same period in 1997. The increase was primarily attributable to higher commission and sales force costs in the second quarter of 1998 as well as increased costs due to the acquisition of the publications from McGraw-Hill, partially offset by decreases due to the sale of HomePC and the discontinuance of NetGuide Magazine. Selling and promotion expenses as a percentage of revenues increased to 33.8% in the second quarter of 1998 from 32.4% in the second quarter of 1997.

      General and administrative expenses for the three months ended June 30, 1998 increased $1.2 million, or 5.5%, to $23.9 million compared with $22.7 million for the same period in 1997, primarily attributable to an increase of approximately $1.3 million due to International expansion. General and administrative expenses as a percentage of revenues increased to 19.0% in the second quarter of 1998 from 18.1% in the second quarter of 1997.

      GAIN ON SALES. The gain on sale of approximately $0.5 million in the second quarter of 1998 was largely realized in connection with the sale of HomePC magazine in April 1998.

      OTHER INCOME (EXPENSE), NET. Other expense, net for the three months ended June 30, 1998 of $0.1 million compared favorably to $2.1 million for the same period in 1997, primarily as a result of a significant decrease in losses from the Company's Internet-related investments, as well as interest income earned on short-term and long-term investments during the second quarter of 1998 as compared to interest expense on borrowings incurred during the second quarter of 1997. The Company's equity investments are primarily in International publications and start-up Internet services and technology companies.

      PROVISION FOR INCOME TAXES. Prior to changing its tax election from S corporation to C corporation, the Company and certain affiliates had elected to be treated as S corporations for U.S. federal income tax purposes, which required that the income or loss for federal and certain state and local jurisdictions be recognized by the stockholders. In connection with the Offering (see "Liquidity and Capital Resources"), the Company terminated its S corporation election and became a C corporation. The Company's effective income tax rate for the three months ended June 30, 1998 was 43.1%. If the Company and certain affiliates had been C corporations for the three months ended June 30, 1997 the effective income tax rate would have been 43.6%.

      SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30,
1997

      REVENUES. Revenues for the six months ended June 30, 1998 increased $8.3 million, or 3.7%, to $235.2 million compared with $226.9 million for the same period in 1997. The improvement was primarily attributable to increased revenues for the Company's International and Internet operations, the acquisition of four publications and NSTL from McGraw-Hill. These increases in revenues were partially offset by the sale of HomePC and the discontinuance of NetGuide Magazine. Total advertising pages increased by 0.4% to 18,837 pages, primarily due to advertising page increases for InformationWeek, VARBusiness, Electronic Buyers' News and the publications acquired from McGraw-Hill partially offset by advertising page decreases for Computer Reseller News, InternetWeek, and Windows Magazine, the sale of HomePC and the discontinuance of NetGuide Magazine.

      OPERATING COSTS AND EXPENSES. Cost of revenues for the six months ended June 30, 1998 increased $11.8 million, or 13.0%, to $103.0 million compared with $91.2 million for the same period in 1997, primarily as a result of increased production, editorial, distribution and paper costs of approximately $4.6 million associated with the Company's new International publications, the four publications acquired from McGraw-Hill, increased editorial costs attributable to growth in the Company's Internet services and an increase of $8.2 million for the Company's domestic print publications partially offset by decreased costs of $7.4 million as a result of the sale of HomePC and the discontinuance of NetGuide Magazine. Cost of revenues as a percentage of revenues increased to 43.8% in the six months ended June 30, 1998 from 40.2% for the same period in 1997. This resulted primarily from the addition of new International publications, which currently have higher expense ratios than the Company's domestic print operations, and higher paper costs in two of the Company's publications due to the conversion to coated stock, partially offset by decreased costs due to the sale of HomePC and the discontinuance of NetGuide Magazine. Cost of revenues includes production, paper, editorial, distribution and fulfillment costs.

      Selling and promotion expenses for the six months ended June 30, 1998 increased $3.7 million, or 4.9%, to $81.3 million compared with $77.6 million for the same period in 1997. The increase was primarily attributable to increased sales efforts associated with certain of the Company's publications and increased costs associated with the acquisition of the publications from McGraw-Hill and with the Company's new International publications, partially offset by decreased selling and promotion costs due to the sale of HomePC and the discontinuance of NetGuide Magazine. Selling and promotion expenses as a percentage of revenues increased to 34.6% in the six months ended June 30, 1998 from 34.2% for the same period in 1997.

      General and administrative expenses for the six months ended June 30, 1998 decreased $0.8 million, or 1.7%, to $44.8 million compared with $45.6 million for the same period in 1997, primarily as a result of a $2.4 million charge taken in the first quarter of 1997 for workforce reduction. Excluding this charge, general and administrative costs increased slightly during the six months ended June 30, 1998 as compared to the same period last year. General and administrative expenses as a percentage of revenues decreased to 19.0% in the six months ended June 30, 1998 from 20.1% for the same period in 1997.

      GAIN ON SALES. The gain on sales of $1.3 million in the six months ended June 30, 1998 was realized in connection with the sale of the Company's investment in a business developing Internet-related technologies and from the sale of HomePC.

      OTHER INCOME (EXPENSE), NET. Other income (expense), net for the six months ended June 30, 1998 increased $5.6 million to $0.5 million compared with $5.1 million of other expense, net for the same period in 1997, primarily as a result of a significant decrease in losses from the Company's Internet-related investments, as well as interest income earned on short-term and long-term investments during the second half of 1998 as compared to interest expense on borrowings incurred during the second half of 1997.

      PROVISION FOR INCOME TAXES. If the Company and certain affiliates had been C corporations for the six months ended June 30, 1998 and 1997, the effective income tax rate would have been 43.1% and 43.6% respectively.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has traditionally required relatively low levels of working capital to operate its business. Working capital was $57.7 million at June 30, 1998 and $50.9 million at December 31, 1997. The increase in working capital for the six months ended June 30, 1998 was primarily attributable to the reclassification of investments from long-term to short-term as a result of their maturities coming due within the operating cycle and earnings for the six months ended June 30, 1998, offset by the impact of the acquisition of four publications and NSTL from McGraw-Hill. Accounts receivable, net were $77.0 million at June 30, 1998 and $76.7 million at December 31, 1997. Days sales outstanding was 57.6 at June 30, 1998 and 56.7 at December 31, 1997. Paper inventories were $6.9 million at June 30, 1998 and $7.6 million at December 31, 1997.

      Cash provided by (used in) operating activities was $11.9 million and $(1.1) million for the six months ended June 30, 1998 and 1997, respectively. The increase was primarily due to changes in working capital items, the most significant of which were accounts receivable, inventories, accounts payable, accrued expenses and other current liabilities and deferred revenue and other liabilities, partially offset by decreased losses from investments in unconsolidated affiliates and decreased earnings.

      Investing activities during the six months ended June 30, 1998 used $32.0 million, consisting primarily of $30.1 million in purchases of businesses (including four publications and NSTL from McGraw-Hill), partially offset by $3.9 million in proceeds from the sale of the Company's 50% interest in one of its joint ventures engaged in Internet-related services as well as proceeds from the sale of HomePC. Investing activities during the six months ended June 30, 1997 used $8.2 million, consisting of $6.4 million in capital expenditures and $1.8 million in investments in and advances to Internet services and other entities in which the Company has investments. The Company expects total capital expenditures for 1998 to continue at least at the pace of 1997 and to be primarily for computer equipment for business unit and corporate use.

      Financing activities during the six months ended June 30, 1998 provided $15.2 million, consisting primarily of $28.6 million of borrowings under the Company's revolving credit agreement partially offset by $13.3 million of cash distributions to the individuals who were the Company's stockholders of record prior to the Offering, a significant portion of which distributions were used by such stockholders to pay taxes they owed on the Company's income attributable to them as stockholders of an S corporation. Financing activities for the six months ended June 30, 1997 provided $2.7 million, consisting primarily of $29.5 million of borrowings under the Company's revolving credit agreement, partially offset by $25.7 million for repayment of borrowings.

      The Company's revolving credit agreement, as amended, with two financial institutions provides for borrowings of up to $75 million. Borrowings are unsecured and bear interest at either (i) LIBOR plus .35% to .825% depending on outstanding loan balances and the Company's earnings levels, or (ii) the prime rate, at the Company's option. The agreement, as amended, contains certain negative covenants regarding, among other items, minimum levels of net worth, fixed coverage and limitations on indebtedness. Borrowings outstanding at June 30, 1998 are due November 14, 2001. The Company was in compliance with all the covenants of the revolving credit agreement at June 30, 1998.

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

      In connection with the Offering, the Company terminated its S corporation election and declared a final S corporation distribution of approximately $39.3 million to the individuals who were its stockholders of record prior to the consummation of the Offering, a significant portion of which distribution was used by such stockholders to pay taxes they owed on the Company's income attributable to them as stockholders of an S corporation. The Company has used a portion of the net proceeds of the Offering to pay the final S corporation distribution and a portion to repay approximately $21.8 million outstanding under its revolving credit agreement at the time of the Offering. The remaining net proceeds are currently held in short-term and long-term investments. The Company plans to use the remaining net proceeds of the Offering for general corporate purposes including acquisitions.

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

INFLATION AND VOLATILITY OF PAPER PRICES

      The Company continually reviews the impact of inflation and the volatility of paper prices. Paper prices rose significantly in 1995, dropped in 1996, increased moderately in 1997 and have increased only minimally in recent months. The Company will continue to monitor the impact of inflation and paper prices and will consider these matters in setting its pricing policies. There can be no assurance that the Company can recoup paper price increases by passing them through to its advertisers and readers. In addition, the Company continually reviews its purchasing and manufacturing processes for opportunities to reduce costs and mitigate the impact of paper and postage increases (such as purchasing lighter-grade paper stock or, when paper prices are at cyclical lows, increasing paper inventory or entering into longer term contracts with suppliers). However, the Company has not entered, and does not currently plan to enter, into forward contracts. The Company also takes advantage of various postal discounts.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Stockholders of the Company was held on May 28, 1998, at which time the stockholders elected directors and voted on the CMP Media Inc. 1998 Annual Incentive Compensation Plan. The following votes were cast for or withheld with respect to the election of the following nominees as directors:

Director                       Class A                         Class B
------------------------------------------------------------------------------
                          For          Withheld          For          Withheld
                          ---          --------          ---          --------
Richard W. Anderson    6,482,347         2,510       160,500,740          -
Kenneth D. Cron        6,482,347         2,510       160,500,740          -
Daniel H. Leeds        6,482,347         2,510       160,500,740          -
Gerard G. Leeds        6,482,347         2,510       160,500,740          -
Lilo J. Leeds          6,482,347         2,510       160,500,740          -
Michael S. Leeds       6,482,347         2,510       160,500,740          -
Richard A. Leeds       6,482,347         2,510       160,500,740          -
Sharon Lee Patrick     6,482,347         2,510       160,500,740          -

The following votes were cast with respect to the approval of the CMP Media Inc. 1998 Annual Incentive Compensation Plan:

                                     Class A                     Class B
-------------------------------------------------------------------------------
For                                   6,469,467                  160,500,740
Against                                   9,780                       -
Abstain                                   5,610                       -

Each share of Class A Common Stock entitles the holder to one vote and each share of Class B Common Stock entitles the holder to 10 votes on each matter on which the stockholders of the Company are entitled to vote.

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

      (b) The following reports on Form 8-K were filed during the Company's quarter ended June 30, 1998:

            An Item 5 report on Form 8-K, dated April 10, 1998, was filed reporting the sale of HomePC Magazine to Imagine Media.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CMP MEDIA INC.


August 14, 1998                     By:   /s/  Joseph E. Sichler
                                          ----------------------
                                    Joseph E. Sichler
                                    Vice President and Chief Financial Officer
                                    (Authorized Executive Officer and Principal
                                    Accounting Officer)