Form 10-Q
period 1998-09-30
CMP MEDIA INC
filed 1998-11-16
CIK 1034139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ____________ TO____________


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

                           Yes   [X]       No   [ ]


       As of November 10, 1998, there were 23,053,756 shares of the registrant's voting common stock issued and outstanding, of which 7,010,752 shares were Class A Common Stock and 16,043,004 shares were Class B Common Stock.

                                 CMP MEDIA INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS.

           Condensed Consolidated Statements of Income (Unaudited)
           for the three and nine months ended September 30, 1998 and 1997...  1

           Condensed Consolidated Balance Sheets (Unaudited)
           as of September 30, 1998 and December 31, 1997....................  2

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the nine months ended September 30, 1998 and 1997.............  3

           Notes to Unaudited Condensed Consolidated Financial Statements....  4


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.........................................  8


   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.



PART II - OTHER INFORMATION.................................................. 14


SIGNATURES................................................................... 15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          CMP Media Inc. and Subsidiaries
                    Condensed Consolidated Statements of Income
                       in thousands, except per share amounts
                                    (unaudited)


                                               For the three months      For the nine months
                                                ended September 30,      ended September 30,
                                                -------------------      -------------------
                                                 1998         1997         1998       1997
                                                 ----         ----         ----       ----

Revenues                                      $ 117,470    $ 114,179    $ 352,710   $ 341,097
Operating costs and expenses:
   Cost of revenues                              52,617       45,117      155,638     136,289
   Selling and promotion                         40,181       37,579      121,513     115,134
   General and administrative                    22,904       20,229       67,688      65,780
   Non-recurring compensation charge               --          4,449         --         4,449
                                              ---------    ---------    ---------   ---------

Income from operations                            1,768        6,805        7,871      19,445
                                              ---------    ---------    ---------   ---------


Gain on sales                                      --          3,042        1,320       3,042
Other income (expense), net                        (462)      (3,171)          69      (8,294)
                                              ---------    ---------    ---------   ---------

Income before provision (benefit) for
   income taxes                               $   1,306    $   6,676    $   9,260   $  14,193
Provision (benefit) for income taxes                563       (2,939)       3,991      (2,689)
                                              ---------    ---------    ---------   ---------

Net income                                    $     743    $   9,615    $   5,269   $  16,882
                                              =========    =========    =========   =========

Net income per share - basic                  $    0.03                 $    0.23
                                              =========                 =========

Net income per share - diluted                $    0.03                 $    0.22
                                              =========                 =========


Pro Forma Data:
   Historical income before provision
     for income taxes                                      $   6,676                $  14,193
   Pro forma provision for income taxes                        2,911                    6,188
                                                           ---------                ---------

   Pro forma net income                                    $   3,765                $   8,005
                                                           =========                =========

   Pro forma net income per share - basic                  $    0.17                $    0.37
                                                           =========                =========

   Pro forma net income per share - diluted                $    0.16                $    0.35
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

                         CMP Media Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                in thousands, except share and per share amounts
                                   (unaudited)


                                                                 September 30,   December 31,
                                                                     1998           1997
                                                                 -------------   ------------
                                           Assets
Current assets:
   Cash and cash equivalents                                           $  16,430    $  31,495
   Accounts receivable, net                                               77,201       76,667
   Short-term investments                                                 17,713        6,610
   Inventories                                                             7,207        7,587
   Deferred income taxes                                                   5,695        5,695
   Deferred subscription acquisition costs                                 4,843         --
   Prepaid expenses and other current assets                               7,637       10,073
                                                                       ---------    ---------
          Total current assets                                           136,726      138,127
                                                                       ---------    ---------
Property and equipment, net                                               30,031       27,831
Long-term investments                                                      5,158       12,862
Investments in and advances to unconsolidated affiliates                   3,818        4,687
Intangible and other assets                                               42,528        8,890
Deferred income taxes                                                      5,312        5,312
                                                                       ---------    ---------
                                                                       $ 223,573    $ 197,709
                                                                       =========    =========
                            Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                    $  31,291    $  26,389
   Accrued expenses and other current liabilities                         49,075       38,150
   S corporation distribution payable                                       --         12,000
   Deferred revenue                                                       13,620       10,666
                                                                       ---------    ---------
          Total current liabilities                                       93,986       87,205
                                                                       ---------    ---------
Long-term debt                                                            14,000         --
Deferred compensation and other liabilities                               13,273       13,908
                                                                       ---------    ---------
          Total liabilities                                              121,259      101,113
                                                                       ---------    ---------
Commitments and contingencies
Stockholders' equity:
   Class A Common Stock, par value $.01 per share, 50,000,000 shares authorized, 7,092,361 shares and 7,060,312 shares issued
      at September 30, 1998 and December 31, 1997, respectively               71           71
   Class B Common Stock, par value $.01 per share, 20,000,000 shares authorized, 16,043,005 shares and 16,050,074 shares issued
      at September 30, 1998 and December 31, 1997, respectively              160          160
   Additional paid-in capital                                             85,556       86,305
   Retained earnings                                                      28,851       23,582
   Unamortized restricted stock compensation                             (11,312)     (13,270)
   Accumulated other comprehensive income                                    498         (252)
   Treasury stock, at cost, 81,610 shares                                 (1,510)        --
                                                                       ---------    ---------
          Total stockholders' equity                                     102,314       96,596
                                                                       ---------    ---------
                                                                       $ 223,573    $ 197,709
                                                                       =========    =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                         CMP Media Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                  in thousands
                                   (unaudited)

                                                                      For the nine months
                                                                      ended September 30,
                                                                       1998        1997
                                                                       ----        ----
Cash flows from operating activities:
   Net income                                                        $  5,269    $ 16,882
   Reconciliation of net income to net cash provided by
    operating activities:
      Depreciation and amortization of property and equipment           7,700       6,070
      Amortization of intangible assets                                 1,431         312
      Write-off of property and equipment                                 508       2,601
      Provision for doubtful accounts                                   2,565       1,787
      Compensation expense under incentive plans                        3,381       2,863
      Gain on sales                                                    (1,320)     (3,042)
      Non-recurring compensation charge                                  --         4,449
      Losses from unconsolidated affiliates                             1,074       7,850
      Deferred income taxes                                              --        (5,100)
      Changes in operating assets and liabilities, net of the
         effects of businesses acquired and sold:
        Increase in accounts receivable                                (3,391)     (8,972)
        Decrease (increase) in inventories                              1,619        (583)
        Increase in deferred subscription acquisition costs            (6,243)     (4,773)
        Decrease in prepaid expenses and other assets                   1,454         141
        Increase (decrease) in accounts payable, accrued expenses
           and other current liabilities                                7,034        (360)
        Increase in deferred revenue and other liabilities              1,983       1,183
                                                                     --------    --------
              Net cash provided by operating activities                23,064      21,308
                                                                     --------    --------
Cash flows from investing activities:
   Purchase of property and equipment                                 (10,408)     (9,021)
   Investments in and advances to unconsolidated affiliates              (205)     (4,172)
   Purchase of businesses                                             (29,962)       --
   Purchase of investments                                             (2,627)       --
   Proceeds from sale of investments                                    1,060        --
   Proceeds from sales of assets                                        4,483       1,868
                                                                     --------    --------
              Net cash used in investing activities                   (37,659)    (11,325)
                                                                     --------    --------

Cash flows from financing activities:
   Proceeds from issuance of common stock net of issuance costs           520      84,711
   Borrowings under revolving credit agreement                         28,600      29,475
   Repayment of borrowings                                            (14,600)    (54,475)
   Distributions to S corporation stockholders for taxes and other    (13,269)    (29,721)
   Purchase of treasury stock                                          (1,510)       --
   Other financing activities                                            (211)       (177)
                                                                     --------    --------
              Net cash provided by (used in) financing activities        (470)     29,813
                                                                     --------    --------

Net change in cash and cash equivalents                               (15,065)     39,796
Cash and cash equivalents at beginning of period                       31,495       6,721
                                                                     --------    --------
Cash and cash equivalents at end of period                           $ 16,430    $ 46,517
                                                                     ========    ========

Supplemental disclosure of businesses acquired:
   Fair value of assets acquired                                     $ 38,228
   Liabilities assumed                                                 (8,266)
                                                                     --------
   Cash paid                                                         $ 29,962
                                                                     ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                         CMP MEDIA INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.    BASIS OF PRESENTATION

      The condensed consolidated financial statements of CMP Media Inc. and subsidiaries (the "Company") as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are unaudited but have been prepared in accordance with generally accepted accounting principles for interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

      The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K. The condensed consolidated balance sheet as of December 31, 1997 has been summarized from the Company's audited consolidated balance sheet as of that date.

2.    COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which was effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company's total comprehensive income for the three and nine months ended September 30, 1998 and 1997 is as follows:

                                           FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                             1998        1997        1998       1997
                                           -------     --------    --------    -------
                                               (UNAUDITED)             (UNAUDITED)

Net income ..............................  $   743     $  9,615    $  5,269    $16,882

Other comprehensive income, net of tax:
    Unrealized gain (loss) on
    securities available for sale .......      (73)        --           695       --
    Foreign currency translation
    adjustments .........................      100         --            55       --
                                           -------    ---------   ---------    -------

Total comprehensive income ..............  $   770     $  9,615    $  6,019    $16,882
                                           =======     ========    ========    =======

3.    RESULTS OF OPERATIONS

      On May 29, 1998, the Company acquired four computer and communications publications, as well as NSTL, a technology and software testing lab, from The McGraw-Hill Companies, Inc. The purchase price for this acquisition was $28.6 million in cash plus the assumption of certain liabilities.

                         CMP MEDIA INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


      The following table summarizes pro forma results as if the acquisition had occurred on January 1, 1997:

                                          FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30,
                                           1998         1997
                                          --------   ------------
                                              (UNAUDITED)

Revenues                                  $383,277   $    399,535
                                          ========   ============
Income before taxes                       $  5,116   $     11,376
                                          ========   ============
Net income                                $  2,911   $     15,293
                                          ========   ============

Net income per share - diluted            $   0.12   $       0.67
                                          ========   ============

Pro forma net income as if a C
corporation prior to January
1, 1997 (See Note 4)                                 $      6,416
                                                     ============

Pro forma net income per share -
diluted                                              $       0.28
                                                     ============


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

      In August 1997, the Company sold the subscriber list of NetGuide Magazine for approximately $3,042 in cash and assumed liabilities. In connection with this transaction, the Company recorded a gain of $3,042.

      During the nine months ended September 30, 1997, the Company recorded charges of $3,200 to reduce the carrying value of two of its investments in companies developing Internet-related technologies due to impairment. These charges are included in Other income (expense), net in the accompanying condensed consolidated statement of income.

4.    INITIAL PUBLIC OFFERING

      On July 30, 1997, the Company closed an initial public offering (the "Offering") of 5,485,000 shares of Class A Common Stock at an offering price of $22.00 per share, of which 4,235,000 shares were sold by the Company and 1,250,000 shares were sold by selling stockholders. Net proceeds to the Company after expenses of the Offering were $84,711.

                        CMP MEDIA INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

      As a result of terminating its S corporation election and converting to a C corporation in connection with the Offering, the Company is subject to U.S. federal and all applicable state and local taxes. The unaudited pro forma provision for income taxes, unaudited pro forma net income and unaudited pro forma net income per share data for the three and nine months ended September 30, 1997 are presented as if the Company had terminated its S corporation election prior to January 1, 1997.

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

      For the three months ended September 30, 1998, for the purpose of calculating net income per share - basic, the weighted average number of common shares outstanding was 23,081,118 and for the purpose of calculating net income per share - diluted, the weighted average number of common shares outstanding including dilutive securities was 23,566,214 which includes 485,096 shares representing the impact of common stock options calculated using the Treasury Stock Method. For the three months ended September 30, 1997, for the purpose of calculating pro forma net income per share - basic, the weighted average number of common shares outstanding was 22,429,722 and for the purpose of calculating net income per share - diluted, the weighted average number of common shares outstanding including dilutive securities was 24,072,904 which includes 1,643,182 shares representing the impact of common stock options calculated using the Treasury Stock Method.

   For the nine months ended September 30, 1998, for the purpose of calculating net income per share - basic, the weighted average number of common shares outstanding was 23,100,630 and for the purpose of calculating net income per share - diluted, the weighted average number of common shares outstanding including dilutive securities was 24,072,693 which includes 972,063 shares representing the impact of common stock options calculated using the Treasury Stock Method. For the nine months ended September 30, 1997, for the purpose of calculating pro forma net income per share - basic, weighted average common shares outstanding including the Offering Shares was 22,384,425 and for the purpose of calculating net

                        CMP MEDIA INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


income per share - diluted, the weighted average number of common shares outstanding including dilutive securities was 22,932,153 which includes 547,728 shares representing the weighted average impact of common stock options calculated using the Treasury Stock Method.

6.    SUBSEQUENT EVENTS

      On October 20, 1998, the Compensation Committee of the CMP Board of Directors approved the repricing of outstanding options held by employees other than members of senior management. The repricing affected approximately 14% of total options outstanding. The exercise price of the options was reduced to $12.72 from prices ranging from $16.38 to $26.00, with the condition that the repriced options cannot be exercised for one year after the date of repricing. The new exercise price exceeded the market price of the Company's Class A Common Stock at the date of the repricing. The repricing affects options covering approximately 500,000 shares of CMP's Class A Common Stock. CMP has no plans to reprice outstanding options held by any members of senior management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

      REVENUES. Revenues for the three months ended September 30, 1998 increased $3.3 million, or 2.9%, to $117.5 million compared with $114.2 million for the same period in 1997. The improvement was primarily attributable to increased revenues for the Company's International operations, driven primarily by the launch of Computer Reseller News France and the acquisition of three publications in the U.K. in the fourth quarter of 1997, as well as the acquisition from The McGraw-Hill Companies, Inc. ("McGraw-Hill") in the second quarter of 1998 of four publications (Byte, Data Communications, LAN Times and tele.com) and NSTL, a technology and software testing lab. These revenue increases were partially offset by decreased revenues due to the sale of HomePC in April 1998 and the discontinuance of NetGuide Magazine in July 1997, as well as decreases in advertising yield for certain of the Company's print publications and a decrease in the number of advertising pages in the Company's domestic print publications. Total advertising pages for the Company's domestic print publications decreased 7.7% to 8,999 pages, primarily due to advertising page decreases for InternetWeek, Computer Reseller News, Windows Magazine, Electronic Engineering Times, and from the sale of HomePC and the discontinuance of NetGuide Magazine, partially offset by the addition of advertising pages for the publications acquired from McGraw-Hill.

      OPERATING COSTS AND EXPENSES. Cost of revenues for the three months ended September 30, 1998 increased $7.5 million, or 16.6%, to $52.6 million compared with $45.1 million for the same period in 1997. This increase was primarily attributable to approximately $6.0 million in costs associated with the acquisition of the four publications and NSTL from McGraw-Hill, approximately $2.5 million of International costs associated with the launch of Computer Reseller News France and the acquisition of three publications in the U.K., increased costs attributable to conferences and increased editorial costs in the Company's "channel" publications, partially offset by decreased costs due to the sale of HomePC and the discontinuance of NetGuide Magazine. Cost of revenues as a percentage of revenues increased to 44.8% in the third quarter of 1998 from 39.5% in the third quarter of 1997. This resulted primarily from the addition of new International publications, which currently have higher expense ratios than the Company's domestic print publications, partially offset by the sale of HomePC and the discontinuance of NetGuide Magazine which had higher expense ratios than the Company's other print publications. Cost of revenues includes production, paper, editorial, distribution and fulfillment costs.

      Selling and promotion expenses for the three months ended September 30, 1998 increased $2.6 million, or 6.9%, to $40.2 million compared with $37.6 million for the same period in 1997. The increase was primarily attributable to approximately $3.9 million of sales force costs associated with the acquisition of the publications and NSTL from McGraw-Hill and the new International publications, partially offset by decreases of approximately $2.0 million due to the sale of HomePC and the discontinuance of NetGuide Magazine. Selling and promotion expenses as a percentage of revenues increased to 34.2% in the third quarter of 1998 from 32.9% in the third quarter of 1997.

      General and administrative expenses for the three months ended September 30, 1998 increased $2.7 million, or 13.2%, to $22.9 million compared with $20.2 million for the same period in 1997, primarily due to expansion in International operations and the Company's Internet services. General and administrative expenses as a percentage of revenues increased to 19.5% in the third quarter of 1998 from 17.7% in the third quarter of 1997.

      NON-RECURRING COMPENSATION CHARGE. Upon the consummation of the Offering in July 1997 (see "Liquidity and Capital Resources"), certain members of the founding family of the Company made a gift from their personal holdings of 202,186 shares of Class A Common Stock to substantially all of the employees of the Company. The Company recorded, at the date of the gift, a one-time, non-cash compensation charge of $4.4 million which represented the fair market value of the shares on such date.

      GAIN ON SALES. The gain on sale of approximately $3.0 million in the third quarter of 1997 was attributable to the sale of the subscriber list of NetGuide Magazine.

      OTHER INCOME (EXPENSE), NET. Other expense, net for the three months ended September 30, 1998 of $0.5 million compared favorably to $3.2 million for the same period in 1997, primarily as a result of a significant decrease in losses from the Company's Internet-related investments. The Company's equity investments are primarily in International publications as well as an Internet services company.

      PROVISION FOR INCOME TAXES. Prior to changing its tax election from S corporation to C corporation, the Company and certain affiliates had elected to be treated as S corporations for U.S. federal income tax purposes, which required that the income or loss for federal and certain state and local jurisdictions be recognized by the stockholders. In connection with the Offering (see "Liquidity and Capital Resources"), the Company terminated its S corporation election and became a C corporation. The Company's effective income tax rate for the three months ended September 30, 1998 was 43.1%. If the Company and certain affiliates had been C corporations for the three months ended September 30, 1997 the effective income tax rate would have been 43.6%.

     NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

      REVENUES. Revenues for the nine months ended September 30, 1998 increased $11.6 million, or 3.4%, to $352.7 million compared with $341.1 million for the same period in 1997. The improvement was primarily attributable to the second quarter 1998 acquisition of four publications and NSTL from McGraw-Hill, increased revenues for the Company's International operations due primarily to the fourth quarter 1997 launch of Computer Reseller News France and acquisition of publications in the U.K., as well as increased revenues from the Company's conferences. These revenue increases were partially offset by the sale of HomePC in April 1998 and the discontinuance of NetGuide Magazine in July 1997. Total advertising pages for the Company's domestic print publications decreased 3.8% to 27,511 pages, primarily due to advertising page decreases for Computer Reseller News, InternetWeek, Windows Magazine, the sale of HomePC and the discontinuance of NetGuide Magazine, partially offset by advertising page increases for InformationWeek and the addition of advertising pages for the publications acquired from McGraw-Hill.

      OPERATING COSTS AND EXPENSES. Cost of revenues for the nine months ended September 30, 1998 increased $19.3 million, or 14.2%, to $155.6 million compared with $136.3 million for the same period in 1997. This increase was primarily attributable to approximately $9.3 million in costs associated with the acquisition of four publications and NSTL from McGraw-Hill, approximately $8.6 million of International costs associated with the launch of Computer Reseller News France and the acquisition of three publications in the U.K., increased costs attributable to conferences, and increased edit and paper costs for certain of the Company's print publications, partially offset by decreased costs of approximately $10.9 million as a result of the sale of HomePC and the discontinuance of NetGuide Magazine. Cost of revenues as a percentage of revenues increased to 44.1% for the nine months ended September 30, 1998 from 40.0% for the same period in 1997. This resulted primarily from the addition of new International publications, which currently have higher expense ratios than the Company's domestic print publications, and higher paper costs in two of the Company's publications due to the conversion to coated stock, partially offset by decreased costs due to the sale of HomePC and the discontinuance of NetGuide Magazine, which had higher expense ratios than the Company's other print publications.

      Selling and promotion expenses for the nine months ended September 30, 1998 increased $6.4 million, or 5.5%, to $121.5 million compared with $115.1 million for the same period in 1997. The increase was primarily attributable to increased sales efforts associated with certain of the Company's publications and increased costs associated with the acquisition of the publications and NSTL from McGraw-Hill as well as costs associated with the Company's new International publications, partially offset by decreased selling and promotion costs due to the sale of HomePC and the discontinuance of NetGuide Magazine. Selling and promotion expenses as a percentage of revenues increased to 34.5% in the nine months ended September 30, 1998 from 33.8% for the same period in 1997.

      General and administrative expenses for the nine months ended September 30, 1998 increased $1.9 million, or 2.9%, to $67.7 million compared with $65.8 million for the same period in 1997, primarily as a result of expansion in International operations and the Company's Internet services, partially offset by a decrease in costs of $2.4 million attributable to a charge taken in 1997 for workforce reduction. General and administrative expenses as a percentage of revenues decreased to 19.2% for the nine months ended September 30, 1998 from 19.3% for the same period in 1997.

      GAIN ON SALES. The gain on sales of $1.3 million in the nine months ended September 30, 1998 was realized in connection with the sale of the Company's investment in a business developing Internet-related technologies and from the sale of HomePC. The gain on sale of approximately $3.0 million for the nine months ended September 30, 1997 was attributable to the sale of the subscriber list of NetGuide Magazine.

      OTHER INCOME (EXPENSE), NET. Other income, net for the nine months ended September 30, 1998 increased $8.4 million to $0.1 million compared with $8.3 million of other expense, net for the same period in 1997, primarily as a result of a significant decrease in losses from the Company's Internet-related investments, as well as interest income earned on short-term and long-term investments during the nine months ended September 30, 1998 as compared to interest expense on borrowings incurred during the same period in 1997.

      PROVISION FOR INCOME TAXES. If the Company and certain affiliates had been C corporations for the nine months ended September 30, 1997, the effective income tax rate would have been 43.6%.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has traditionally required relatively low levels of working capital to operate its business. Working capital was $42.7 million at September 30, 1998 and $50.9 million at December 31, 1997. The decrease in working capital for the nine months ended September 30, 1998 was primarily attributable to the repayment of $14.6 million of long-term debt incurred in connection with the acquisition of four publications and NSTL from McGraw-Hill, partially offset by the reclassification of investments from long-term to short-term as a result of their maturities coming due within the operating cycle and earnings for the nine months ended September 30, 1998. Accounts receivable, net were $77.2 million at September 30, 1998 and $76.7 million at December 31, 1997. Days sales outstanding was 58.0 at September 30, 1998 and 56.7 at December 31, 1997. Paper inventories were $7.2 million at September 30, 1998 and $7.6 million at December 31, 1997.

      Cash provided by operating activities was $23.1 million and $21.3 million for the nine months ended September 30, 1998 and 1997, respectively. The increase was primarily due to changes in working capital items, the most significant of which were accounts receivable and accounts payable, accrued expenses and other current liabilities, as well as the absence of a significant change in deferred income taxes, partially offset by decreased earnings and decreased losses from unconsolidated affiliates.

      Investing activities during the nine months ended September 30, 1998 used $37.7 million, consisting primarily of $30.0 million in purchases of businesses (including four publications and NSTL from McGraw-Hill for $28.6 million) and $10.4 million in capital expenditures, partially offset by $4.5 million in proceeds from the sales of assets, primarily the Company's 50% interest in one of its joint ventures engaged in Internet-related services as well as the sale of HomePC. Investing activities during the nine months ended September 30, 1997 used $11.3 million, consisting of $9.0 million in capital expenditures and $4.2 million in investments in and advances to Internet services and other entities in which the Company has investments, partially offset by proceeds from the sale of the subscriber list of NetGuide Magazine. The Company expects total capital expenditures for 1998 to continue at least at the pace of 1997 and to be primarily for computer equipment for business unit and corporate use.

      Financing activities during the nine months ended September 30, 1998 used $0.5 million, consisting primarily of $28.6 million of borrowings (less $14.6 million of subsequent repayments) under the Company's revolving credit agreement partially offset by $13.3 million of cash distributions to the individuals who were the Company's stockholders of record prior to the Offering; a significant portion of these distributions were used by such stockholders to pay taxes they owed on the Company's income attributable to them as stockholders of an S corporation. Financing activities for the nine months ended September 30, 1997 provided $29.8 million, consisting primarily of $84.7 million in net proceeds from the Offering and $29.5 million of borrowings under the Company's revolving credit agreement, partially offset by $54.5 million for the repayment of borrowings and $29.7 million of cash distributions to the individuals who were the Company's stockholders of record prior to the Offering.

      The Company's revolving credit agreement, as amended, with two financial institutions provides for borrowings of up to $75 million. Borrowings are unsecured and bear interest at either (i) LIBOR plus .35% to .825% depending on outstanding loan balances and the Company's earnings levels, or (ii) the prime rate, at the Company's option. The agreement, as amended, contains certain negative covenants regarding, among other items, minimum levels of net worth, fixed coverage and limitations on indebtedness. Outstanding borrowings at September 30, 1998 amounted to $14.0 million and the interest rate was 5.8%. These borrowings are due November 14, 2001. At September 30, 1998, the Company had approximately $61.0 million of the available borrowing capacity under this agreement. Management believes that the Company was in compliance with all the covenants of the revolving credit agreement at September 30, 1998.

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

      The Company's working capital requirements and costs associated with new product development have been met by cash flow from operations and borrowings under its existing revolving credit facility. Management believes sufficient cash resources will be available to support its long-term growth strategies through internally generated funds, the proceeds of the Offering and existing credit arrangements.

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

      Fourth-quarter revenues and income from operations of the Company have historically been more favorable than those of the preceding quarters as a result of a tendency of technology advertisers to place more advertising in the latter part of the year and the scheduling of major technology industry trade shows in the fourth quarter. However, there can be no assurance that these quarterly patterns will continue in the future.

INFLATION AND VOLATILITY OF PAPER PRICES

      The Company continually reviews the impact of inflation and the volatility of paper prices. The U.S. Postal Service has announced a postage rate increase effective in early 1999. In an effort to minimize the impact of this increase, the Company has implemented various cost saving initiatives, which include using lighter paper stock, taking advantage of newly offered postal discounts, reducing the trimmed sizes of the Company's publications to reduce mailing cost and increasing the emphasis on list maintenance.

      Paper prices rose significantly in 1995, dropped in 1996, increased moderately in 1997 and have remained stable in recent months. The Company will continue to monitor the impact of paper prices and will consider this in setting its pricing policies. There can be no assurance that the Company can recoup paper price increases by passing them through to its advertisers and readers. In addition, the Company continually reviews its purchasing and manufacturing processes for opportunities to reduce costs and mitigate the impact of increases in paper prices (such as purchasing lighter-grade paper stock or, when paper prices are at cyclical lows, increasing paper inventory or entering into longer term contracts with suppliers). However, the Company has not entered, and does not currently plan to enter, into forward contracts.

YEAR 2000

      The Year 2000 ("Y2K") problem relates to computer systems and embedded chips with programming codes in which calendar year data is abbreviated to only two digits. As a result of this design, some systems could fail to operate or fail to produce correct results in the year 2000 if "00" is interpreted to mean the year 1900, rather than the year 2000. As a result, companies are at risk for possible miscalculations or failures in either their own systems or the systems of third parties which could cause disruption in business operations.

      The Company has implemented a project (the "Project") to address the Y2K issues that could affect the Company's business, results of operations or financial condition. The Project addresses information technology ("IT") systems and software applications as well as non-IT systems, including both those used internally by the Company and those used by certain third parties with whom the Company does business. The Project is organized into six phases: (1) inventory of all systems and applications of the Company as well as those of certain third-party suppliers and service providers to identify all potential Y2K problems; (2) assessment of Y2K compliance for each system and application so identified; (3) correction/remediation of those systems and applications determined not to be Y2K compliant; (4) testing of corrected/remediated systems and applications; (5) implementation of new and/or corrected systems and applications; and (6) contingency planning. The Company expects all of its internal systems and software applications to be Y2K compliant before January 1, 2000.

      The inventory and assessment phases of the Project were completed as of September 30, 1998 for all of the Company's internal systems and software applications in the U.S. The Company has determined that certain of its U.S. systems and applications are already Y2K compliant, and the Company has begun the correction/remediation phase with respect to its other U.S. systems and applications. The U.S. testing phase will be ongoing as hardware or system software is remediated, upgraded or replaced. The inventory and assessment phases are in progress with respect to the Company's non-U.S. systems and applications, and they are expected to be completed by December 31, 1998.

      The Company is also in the process of identifying and contacting third parties with whom the Company has material relationships in order to verify their Y2K readiness. These third parties include printing plants, distributors of its publications, and computer system and application vendors as well as service providers such as financial institutions, companies which provide payroll and other employee benefits services to the Company, and utilities and telecommunications providers. The failure of such third parties to correct material Y2K problems could result in an interruption in, or a failure of, certain normal business activities or operations of the Company, and such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company is developing a plan to address what testing, if any, may need to be performed on the systems of those vendors and suppliers whose failure to become Y2K compliant could have a material effect on the Company's business, results of operations or financial condition.

      The Company currently estimates the entire Project will be completed by April 30, 1999. In the event that unforeseen circumstances prevent the Company from completing the Project by this date, the Project timetable allows sufficient time for the Company to conclude the Project prior to January 1, 2000.

      The total cost associated with the Project, including the replacement cost of any non-Y2K compliant systems, software or hardware, is not expected to be material to the Company's business, results of operations or financial condition. The total cost of the Project is estimated to be in the range of $1.0 million to $1.3 million. This estimate is primarily for the cost of software, hardware and outside consultants and does not include internal costs related to the Project. Internal Project costs consist principally of payroll costs for the Company's IT group which are not separately tracked. As of September 30, 1998, costs incurred in the inventory and assessment phases of the Project were approximately $0.2 million. Costs incurred in connection with the Project are expensed as incurred, except for the cost of replacement systems or hardware which will be capitalized and depreciated over their estimated useful lives. Project costs are being funded through operating cash flows. None of the Company's other information technology projects has been deferred due to the Project.

      Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers and service providers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. However, the Company could be materially adversely affected by a temporary inability to conduct business in the ordinary course for a period of time after January 1, 2000 through a failure to identify and remediate all its susceptible systems or if third-party vendors and suppliers whose systems and operations impact the Company did not become Y2K compliant in time. This could result in the inability to produce publications or provide online services on schedule which could cause a decrease in the Company's revenues. Completion of the assessment phase of the Project -- in particular, the assessment of the Y2K readiness of its critical vendors and service providers -- is expected to significantly reduce the Company's level of uncertainty about the Y2K problem. To the extent that third-party responses to the Company's Y2K compliance questionnaires or the Company's testing of such responses are unsatisfactory, the Company will create contingency plans which could include changing vendors or service providers to those who have demonstrated Y2K readiness.

      The Project is an ongoing process and the estimates of costs and completion dates described above are subject to change.

      Information and statements contained herein regarding the Company's Y2K Project are "Year 2000 Readiness Disclosures" as defined by the Year 2000 Information and Readiness Disclosures Act of 1998, enacted on October 19, 1998.

FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements regarding matters that are subject to risks and uncertainties. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in
Section 21E of the Securities Exchange Act of 1934, as amended. The Company's results could differ materially from those discussed in each forward-looking statement due to various factors which are outside the Company's control, including a reduction in demand for advertising by technology advertisers, competition from other media companies for audience and advertising revenue, market acceptance and penetration of new products and services, material adverse changes in general economic conditions, delays or impediments in completing the Company's Y2K Project, the failure of third parties to be Y2K compliant and the inability of the Company to secure alternative third-party service providers which are Y2K compliant.

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

         (b) The following reports on Form 8-K were filed during the Company's quarter ended September 30, 1998:

                  An Item 5 report on Form 8-K, dated July 7, 1998, was filed reporting the Company's expected second quarter 1998 results.

                  An Item 5 report on Form 8-K, dated September 4, 1998, was filed reporting the Company's expected third quarter 1998 results.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CMP MEDIA INC.


November 16, 1998                   By:   /s/  Joseph E. Sichler
                                          ------------------------------
                                    Joseph E. Sichler
                                    Vice President and Chief Financial Officer
                                    (Authorized Executive Officer and
                                    Principal Accounting Officer)