Form 10-K405
period 1998-12-31
CMP MEDIA INC
filed 1999-03-31
CIK 1034139

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                         Commission file number 0-22789

                                 ---------------

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

        Securities to be registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
Title of Each Class                                        On Which Registered
-------------------                                        -------------------
       None                                                       None

        Securities to be registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $.01 per share
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Based on the closing sales price on March 16, 1999, the aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant was approximately $174,835,800 as of such date.

      As of March 16, 1999, the Registrant had outstanding 7,038,875 shares of Class A Common Stock, and 16,043,004 shares of Class B Common Stock.

                                ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

      Certain exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 333-26741) are incorporated by reference as Exhibits to this Report on Form 10-K in Part IV, Item 14.

================================================================================

                                 CMP MEDIA INC.

                                TABLE OF CONTENTS

                                    FORM 10-K

                                                                            Page
                                                                            ----
                                     Part I
Item 1.     Business.....................................................      3
Item 2.     Properties...................................................     11
Item 3.     Legal Proceedings............................................     11
Item 4.     Submission of Matters to a Vote of Security Holders..........     11

                                     Part II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters..................................     12
Item 6.     Selected Financial Data......................................     13
Item 7.     Management's  Discussion and Analysis of Financial
            Condition and Results of Operations..........................     14
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk...     21
Item 8.     Financial Statements and Supplementary Data..................     21
Item 9.     Changes In and Disagreements with Accountants
            on Accounting and Financial Disclosure.......................     42

                                  Part III

Item 10.    Directors and Executive Officers of the Registrant...........     42
Item 11.    Executive Compensation.......................................     42
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management...............................................     42
Item 13.    Certain Relationships and Related Transactions...............     42

                                     Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.....................................................     43
Signatures...............................................................     47

                                     PART I

ITEM 1. BUSINESS

CMP Media Inc. ("CMP" or the "Company") is a leading technology media company that provides information products and services to the builders, sellers and users of technology worldwide. The Company has published magazines and newspapers about technology for more than 27 years. In terms of total print advertising pages, it is now the largest technology publisher in the U.S. according to Inquiry Management Systems ("IMS"), an independent ad-tracking firm. In recent years, the Company has expanded its publishing activities into foreign countries as well as onto the World Wide Web.

Of the three largest U.S. technology publishers, CMP is the only one which serves the broad spectrum of builders, sellers and users of technology. The Company believes that publishing for audiences across the spectrum of builders, sellers and users enables it to offer advertisers a one-stop purchasing opportunity which capitalizes on their need to reach audiences in multiple markets. The "builders" of technology include manufacturers, engineers, designers and purchasers of electronic systems and components, including computers, telecommunications equipment, semiconductors, software, peripherals and related products. The "sellers" include distributors, value-added resellers ("VARs"), retailers, systems integrators, dealers, consultants, computer superstores, mass merchandisers, warehouse clubs, consumer electronics retailers and mail-order sellers. The "users" include the end-users of information systems, telecommunications systems, computer systems, personal computers, software, the Internet and related products and services, including information systems executives, network communications and departmental applications managers, and Internet and intranet managers. The technology sector of the U.S. publishing industry has experienced substantial growth as technology has become increasingly integrated into business and consumer products and the demand for technology information and analysis has increased.

On February 10, 1999, CMP announced that it had retained the investment banking firm of Lazard Freres & Co. LLC to explore strategic alternatives for the Company, including, but not limited to, a sale or merger. The Company has not made a decision as of the date hereof to pursue any particular alternative and has indicated that there are no assurances that a transaction will result from the exploration process.

CMP's principal executive offices are located at 600 Community Drive, Manhasset, New York, and its telephone number is 516/562-5000.

U.S. Publications

Each of CMP's print publications is designed for a distinct audience among the builders, sellers and users of technology. The Company serves the builders of technology through its original equipment manufacturer ("OEM") publications; it serves the sellers of technology through its "channel" publications; and it serves the users of technology through its "business technology" publications. Most of CMP's magazines and newspapers are controlled-circulation, business-to-business trade publications.

A controlled-circulation publication is one which is distributed without charge to qualified subscribers and which generates revenue predominantly from the sale of advertising space. Circulation is limited to a pre-determined number of subscribers who have certified to the publisher in writing that their job functions include purchasing authority in the particular market served by the publication. The publisher selects subscribers based on defined qualifying characteristics, thereby enabling advertisers to reach those individuals most likely to be interested in purchasing the products advertised in the publication. Once CMP accepts an applicant as a qualified subscriber for a controlled-circulation magazine or newspaper, that person normally receives the particular publication for one year. The subscriber must requalify each year thereafter to continue receiving the publication. Because the Company is able to offer its advertisers access to this highly targeted and valuable subscriber base, it is able to sell advertising space in its controlled-circulation publications at rates that are higher than the average rates charged by publications aimed at more general audiences.

Builders

CMP publishes three controlled-circulation newspapers that address distinct audiences within the OEM sector of the technology industry.

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

      Electronic Engineering Times (launched September 1972) is a weekly newspaper targeting electronic engineers and technical/corporate management at OEMs in the computer and electronics industries. It provides business, technology and product news, market information and industry trends reports for this audience. In terms of advertising pages, Electronic Engineering Times is the largest publication in the U.S. OEM electronic engineering publishing sector according to IMS.

      Semiconductor Business News (launched July 1997) is a bi-weekly newspaper primarily serving semiconductor industry executives and managers at OEMs. It provides news and analysis about the worldwide semiconductor industry.

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

      VARBusiness (launched November 1987) is a bi-weekly magazine for the value-added reseller channel, offering product coverage, analysis of technology trends and practical insight on managing a reseller business. The magazine provides overviews of the state of the computer market, with annual features such as the VARBusiness 500, a ranking by revenue of the most successful VARs and systems integrators in North America.

      Computer Retail Week (launched September 1992) was a bi-weekly newspaper delivering news and analysis concerning product technology and merchandising trends to management and store-level sales personnel in the retail channel at computer superstores, mass merchandisers, warehouse clubs and electronics retailers selling directly to consumers. After its March 22 issue, Computer Retail Week became primarily an online service. Publication of print issues will continue in conjunction with the Company's Retail XChange Conferences and other retail-oriented computer industry events. In addition, the newspaper's Computer Products University feature will be enhanced and expanded on ChannelWeb, CMP's portal for the channel community.

Users

CMP publishes five controlled-circulation publications and one paid-circulation magazine that address distinct audiences focused on business applications of technology.

      InformationWeek (launched October 1979; re-launched January 1985) is a weekly magazine that provides technology news and analysis from a business solutions perspective. InformationWeek has the largest controlled-circulation base of U.S. information systems managers and technology-related business managers among all enterprise computing publications. It was originally published under the title Information Systems News and was re-launched as InformationWeek in 1985.

      InternetWeek (launched January 1984; re-launched September 1997) is a weekly newspaper that provides news, reviews, case studies and business analysis to information technology buyers focused on the Internet, corporate networks, intranets and extranets. The newspaper was originally published under the title CommunicationsWeek and was re-launched as InternetWeek in 1997.

      Network Computing (launched October 1990) is a bi-weekly magazine that provides network managers with technical, lab-based news and information about network technologies, from local area networks to large corporate intranet networks.

      DataCommunications (launched June 1974; acquired by CMP June 1998) is a monthly magazine written for network managers and architects who design, build and operate multi-site, mission-critical networks.

      tele.com (launched April 1996; acquired by CMP June 1998) is a bi-weekly magazine delivering comprehensive global coverage of the business and technology issues facing next-generation public network service providers.

      WINDOWS Magazine (launched February 1992) is a monthly paid-circulation magazine for purchasers of Windows-related computing products ranging from hand-held units through desktop PCs and workstations to enterprise-wide systems.

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

The Company publishes three channel publications in Europe.

      Computer Reseller News (Germany; launched March 1995) is a
German-language weekly newspaper published in Munich by a joint venture between CMP and WEKA Firmengruppe GmbH & Co. KG ("WEKA"). It provides news, analysis and product information for resellers, VARs and OEMs in Germany, Austria and Switzerland.

      Computer Reseller News (France; launched October 1997) is a wholly-owned French-language bi-weekly magazine targeting channel resellers, integrators, dealers, consultants and distributors in France, Belgium and Switzerland.

      Computer Reseller News (United Kingdom; launched November 1998) is a wholly-owned weekly newspaper that serves the channel sector in the United Kingdom.

The Company publishes six business technology publications in Europe.

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

      Datacom (Germany; launched November 1984) is a monthly magazine published in Munich by a joint venture between CMP and WEKA. CMP acquired its interest in the magazine in 1997. It covers the spectrum of in-house data exchange, including WANs, telecommunications and related services, for data communications and telecommunications professionals.

      Informatiques Magazine (France; launched October 1994) is a wholly-owned, French-language weekly magazine published in Paris. It provides information on product developments, strategies and trends for information system managers and technology-related business managers at companies in France, Belgium and Switzerland.

      InformationWeek (United Kingdom; launched March 1997) is a wholly-owned weekly magazine published in London. It targets information technology decision-makers whose purchasing responsibilities extend across the enterprise. Editorial content covers all technology areas, with in-depth product reviews.

      Network Week (United Kingdom; launched June 1995) is a wholly-owned weekly newspaper which the Company acquired on December 31, 1997. It covers technology and product issues for purchasers and managers of enterprise networks.

Licensing

To achieve further international extension of its publication brands, the Company licenses the editorial content, and in some cases the titles and designs, of its U.S. publications to publishers outside the U.S. CMP material is currently licensed to approximately 40 non-U.S. publishers and is distributed in more than 20 countries around the world.

Advertising Sales Representation

In addition to selling advertising space in its own publications to non-U.S. advertisers, CMP acts as the exclusive advertising sales representative in the U.S. and Canada for non-CMP technology publications published outside the U.S. This global network of technology publications enables the Company to offer its advertisers a single source for the placement, billing and market-specific translation and customization of advertisements around the world.

Internet Services

CMP has expanded its business onto the Internet in recent years. With the launch of TechWeb in 1994, the Company became the first major U.S. technology publisher to establish a Web site specifically for technology audiences. While TechWeb originally operated as an independent business, CMP has integrated its Internet activities with its core print businesses, thereby developing Internet expertise across its publishing organization. In July 1997, CMP moved all its internet sites under the umbrella brand of CMPnet. CMPnet (http://cmpnet.com) is the World Wide Web site which now serves as a single point of access for all of the Company's Internet services. It provides access not only to the Web sites maintained by each of CMP's U.S. print publications but also to a number of other Internet services, including the following:

      Electronics Design & Technology News (EDTN) Network is an interactive Internet service through which CMP is developing an online community in the OEM area through an innovative partnership model that brings together content, database technology and distribution.

      ChannelWeb is an Internet service which provides a suite of content and communications services focused on enabling computer resellers to custom-tailor product configurations and accelerate their sales cycle.

      Planet IT is an online community for corporate information technology executives.

      TechWeb is a news service and the successor to the original Web brand launched in 1994. It is being more closely integrated with a number of CMP's "user" publications to bring together a variety of perspectives on key IT user issues.

CMP's Internet services derive their revenue primarily from the sale of advertising space on their sites.

Other Services

CMP generates additional revenue through a variety of other services.

      Hardware and Software Testing. CMP offers hardware and software testing services through NSTL, Inc., an independent technology and consulting firm, which CMP acquired in June 1998. NSTL tests software packages, hardware systems and peripherals for hardware and software manufacturers, other corporations and government agencies.

      Events and Business Forums. CMP hosts various industry forums, roundtables and conferences, including the InformationWeek Conference, where top technology executives explore innovative uses of technology to tackle business challenges, and the Xchange Conferences, which provide technology vendors with the opportunity to meet with and demonstrate their new products to resellers and retailers. In 1998, the Company established a separate Business Forums Group to produce innovative and high-quality events that target specific, high-level audiences and offer solutions to key business challenges within the IT industry. The Business Forums Group has announced the launch of e-Business Expo, a series of regional conferences and expositions that will bring together those charged with deploying e-business solutions for their companies and those who can provide them with the necessary products and services.

      Research. In 1998, the Company formed Reality Research, Inc. to provide technology vendors and users with customized research and consulting services that will assist them in assessing and capitalizing on the growing global market for technology products and services. The Company also provides research services relevant to the channel industry through its Channel Information Services Unit.

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

      Reprints. CMP licenses to advertisers and marketing customers the right to distribute both print and online reprints of articles that have appeared in CMP publications.

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

The Company believes it has built one of the most knowledgeable sales teams in the technology publishing sector. In 1998, the Company implemented the Customer First sales program, providing customers a single point of access through account directors to the Company's products across multiple brands and media. Because CMP is positioned as a single source for advertisers to reach a broad spectrum of the technology market, CMP enables advertisers to consolidate their advertising expenditures in a cost-effective manner.

Circulation

CMP's subscriber information for each of its U.S. controlled-circulation publications is audited each year by BPA International ("BPA"), a nationally recognized auditor of periodical subscription lists specializing in controlled-circulation publications. BPA's audits verify that CMP's subscription information accurately identifies the number and job characteristics of qualified recipients and that the qualified recipients are in fact eligible to subscribe to the relevant publication under CMP's standards established for that publication.

The Audit Bureau of Circulation, another nationally recognized auditor of periodical subscription lists, audits WINDOWS Magazine, a paid-circulation magazine. Subscriptions for WINDOWS Magazine are generated through a mix of direct mail marketing, online promotion, insert cards in the Company's magazines and advertising.

Production and Distribution

CMP's publications and other printed materials are printed and bound by independent printers. The Company believes that outside printing services are readily available at competitive prices, and its publications are printed by several different printers.

The principal raw material used in the Company's print publications is paper. CMP is party to a number of long-term paper supply contracts under which it purchases the bulk of the paper used by its printers to produce the Company's publications. The Company believes that the existing arrangements providing for the supply of paper are adequate and that, in any event, alternative sources are available. Paper costs represent a significant expense for the Company. All of the Company's paper supply contracts provide for price adjustments (upwards or downwards) on a quarterly basis to reflect then-prevailing market prices. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and general economic conditions. Paper prices have been volatile over the past several years. The Company's costs for paper, relative to revenue, can vary from year-to-year due to increased paper demands associated with the launch of new publications.

The Company uses third-party distributors to distribute the United States and international editions of certain of its publications.Many of the Company's publications are delivered to the United States Postal Service directly by the printer. Postage costs also represent a significant expense for the Company. In an attempt to contain postal costs, the Company takes advantage of various postal discounts as well as alternative delivery services.

Promotion and Marketing

The Company uses advertising, publicity, trade show presentations, promotions and alliances to increase brand awareness for its publications and services and to position its brands, as well as to generate subscriptions and increase online traffic.

Growth Strategy

The Company continually monitors developments and trends in technology markets, and it expects to continue extending the reach and scope of its existing businesses by serving the changing needs of the builders, sellers and users of technology worldwide. CMP's objective is to continue to grow in revenue, profitability and market share. The Company believes that its ability to achieve its objective will be enhanced by its strong relationships with advertisers, the broad market coverage of its publications and services, its reputation for high-quality editorial content and its experienced management team. To implement this objective, CMP has adopted the following strategies, which it may pursue through internal growth, selective acquisitions, joint ventures, licensing arrangements, and other strategic alternatives. As noted above, the Company has retained an investment banking firm to assist in exploring strategic alternatives for the Company, including but not limited to a sale or merger.

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

Expand Internationally. CMP believes that the strength of its existing publications and its network of non-U.S. publications for which it provides advertising sales representation enable it to take advantage of the growth of technology markets internationally. The Company plans to expand its international business primarily by launching local versions of its strongest publications, either independently or in joint ventures with local publishers, in those countries that have the largest or fastest-growing technology markets. CMP also intends to expand its program of licensing its titles, designs and editorial content to local publishers.

Expand Internet Services. CMP intends to continue using the Internet to complement and extend the reach of its existing print publications and to develop new online audiences for its advertisers. It also intends to develop new services for users of technology and to further develop its e-commerce capabilities.

Expand into Additional Media. CMP plans to expand its presence in media beyond print and the Internet in order to capitalize on advertisers' increasing need to reach their audiences through integrated marketing programs. The Company currently sponsors several industry forums and expects to initiate additional face-to-face events in the coming years. In addition, the Company is expanding its research services through the formation of Reality Research, Inc.

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

There are several other technology publishing companies which compete intensely with the Company in certain sectors of the technology publishing market targeted by the Company's publications. The Company estimates that there are more than 350 technology magazines in the United States, most of which are published by smaller publishers. Although in terms of advertising pages the Company's publications are market share leaders in the OEM and channel sectors of the technology publishing market, other publishers are the market share leaders in the business technology sector of the market. An increasing number of companies, some with significantly greater resources than the Company, are developing content and services for delivery on the World Wide Web, and competing for audiences and the advertising dollars that are currently being devoted to the Internet.

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

Employees

As of December 31, 1998, the Company had a total of 1,822 employees. None of the Company's employees is represented by a labor union.

Executive Officers of the Company

      The executive officers of the Company are as follows:

Name                      Age       Position
----                      ---       --------
Michael S. Leeds          46        President, Chief Executive Officer and a
                                    Director

Kenneth D. Cron           42        Executive Vice President, President of
                                    Publishing and a Director

Daniel H. Leeds           43        Executive Vice President, President of
                                    International and a Director

Joseph E. Sichler         58        Executive Vice President and Chief Financial
                                    Officer

Robert D. Marafioti       51        Executive Vice President, Secretary and
                                    General Counsel

Barbara Kerbel            52        Vice President of Corporate Communications

Mary Jones-Herbert        54        Vice President of Human Resources

Debra Robinson            46        Vice President/Chief Information Officer

Jeffrey L. Strief         43        Executive Vice President, Technology Buyers

John Russell              39        Senior Vice President, Channel

Steven Weitzner           48        Vice President, OEM

Gretchen Teichgraeber     45        Vice President, Marketing and Information Services

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

      Joseph E. Sichler joined the Company as Chief Financial Officer in 1992. He was elected a Vice President in 1996 and an Executive Vice President of the Company in 1999.

      Robert D. Marafioti joined the Company as General Counsel in 1988. He was elected a Vice President in 1993, Secretary of the Company in 1997 and an Executive Vice President of the Company in 1999.

      Barbara Kerbel has been the Vice President of Corporate Communications of the Company since 1995. She first joined the Company in 1981 and held various editorial, marketing and communications positions prior to assuming her present responsibilities.

      Mary Jones-Herbert joined the Company as Vice President of Human Resources in October 1997. From 1995 to 1997, she served as Director of Human Resources, Finance, of Allied Signal Inc., which she joined in 1993.

      Debra Robinson joined the Company as Vice President/Chief Information Officer in October 1997. From 1995 to 1997, she served as Vice President, Information Technologies, of Delaware North Companies.

      Jeffrey L. Strief joined the Company in 1985 and held various sales, publishing and group publishing positions prior to his election as a Senior Vice President of the Company since 1994. He assumed his present responsibilities as the group publisher of the Company's technology buyers publications in 1997 and was elected an Executive Vice President in 1999.

      John Russell joined the Company in 1983 and held various editorial and publishing positions prior to being elected a Vice President and assuming his present responsibilities as the group publisher of the Company's channel publications in 1994. He was elected a Senior Vice President of the Company in 1999.

      Steven Weitzner joined the Company in 1984 and held various editorial and publishing positions prior to assuming his present responsibilities as the group publisher of the Company's OEM publications. He was elected a Vice President in 1999.

      Gretchen Teichgraeber joined the Company as General Manager, Publishing in 1997. She was promoted to Vice President, Marketing and Information Services in 1999. Prior to joining the Company, she served as Director, Marketing Planning and Product Management at The New York Times newspaper.

ITEM 2. PROPERTIES

CMP's world headquarters are located in Manhasset, New York, and the Company has editorial, production and sales offices in many other cities in the United States and around the world, including: Atlanta; Austin; Chicago; Conshohocken, Pennsylvania; Dallas; Irvine, California; Jericho, New York; Los Angeles; New York City; San Francisco; San Mateo, California; Waltham, Massachusetts; Washington, D.C.; Cologne; Hong Kong; London; Munich; Paris; Taipei; and Tokyo.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company has two classes of common stock, Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"). The Company's Class A Common Stock was listed on the Nasdaq National Market ("Nasdaq") under the symbol "CMPX" on July 25, 1997. The following table sets forth by quarter the high and low bid prices of the Company's Class A Common Stock as reported by Nasdaq.

                                                  Price Per Share ($)
                                       ----------------------------------------
                                              1998                  1997
                                       -----------------     ------------------
                                        High        Low       High         Low
                                       ------     ------     ------      ------
First Quarter ....................     $28.25     $15.88     $ --        $ --
Second Quarter ...................      27.00      11.50       --          --
Third Quarter ....................      20.50       7.38      29.00*      23.50*
Fourth Quarter ...................      18.25       7.75      26.63       13.38

*     Third quarter 1997 includes July 25, 1997 through September 30, 1997


As of March 16, 1999, there were approximately 4,788 holders of record of the Company's Class A Common Stock and 13 holders of record of the Company's Class B Common Stock.

Prior to the Company's initial public offering in July 1997 (the "Offering"), the Company was an S corporation and made distributions to its stockholders primarily to fund taxes owed by them on the Company's income attributable to them as stockholders of an S corporation and to distribute earnings of the Company on which such stockholders had previously paid income tax. In connection with the termination of the Company's S corporation election upon consummation of the Offering, the Company made to its then-stockholders a final distribution, which was declared prior to the Offering but paid subsequently. For more information about the Offering, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Initial Public Offering."

Since the Offering, the Company has not declared any dividends on its Common Stock. The Company does not anticipate that any cash dividends will be declared in the foreseeable future. The Company currently intend to retain all available funds for use in the operation and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

                                                                   For the year ended December 31,
                                                      --------------------------------------------------------
                                                        1998        1997        1996        1995        1994
                                                      --------    --------    --------    --------    --------
                                                              (in thousands, except per share amounts)
Statement of Income Data:
 Revenue ........................................     $477,561    $473,851    $418,059    $382,360    $316,800
 Income from operations ..........................      16,036      34,887      28,805      19,615      16,182
 Net income(1) ...................................      10,005      30,287      26,859      16,635      27,739
 Net income per share - basic ....................        0.43
 Net income per share - diluted ..................        0.42
 Pro forma net income(1)(2) ......................                  17,336      16,056       9,536      16,326
 Pro forma net income per share - basic(1)(2) ....                    0.77        0.72        0.43        0.73
 Pro forma net income per share - diluted(1)(2) ..                    0.75        0.72        0.43        0.73

                                                                          As of December 31,
                                                      --------------------------------------------------------
                                                        1998        1997        1996        1995        1994
                                                      --------    --------    --------    --------    --------
                                                                           (in thousands)
Balance Sheet Data:
 Working capital .................................    $ 37,300    $ 50,922    $ 11,865    $ 23,887    $  2,416
 Total assets ....................................     202,262     197,709     123,935     113,326      93,668
 Total long-term debt ............................        --          --        25,000      12,000        --
 Stockholders' equity ............................     107,507      96,596      16,713      27,827      19,345

----------
(1) 1994 results include a gain from the sale of the Company's travel-related publications. This gain increased 1994 historical net income, pro forma net income and pro forma net income per share --basic and --diluted by $13,070, $7,693 and $0.34, respectively.

(2) During 1997, the Company completed the Offering and elected to change its tax status from an S corporation to a C corporation. Pro forma net income and pro forma net income per share data are presented as if the Company had changed its tax status to a C corporation prior to January 1, 1994. See Notes 2m., 9 and 11 of the consolidated financial statements presented elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CMP provides information about technology and the Internet, domestically and internationally through magazines, newspapers, conferences, exhibitions, research, hardware/software testing services and the Internet. In addition, the Company licenses the titles, editorial content and designs of many of its publications to publishers outside the United States and represents foreign technology publishers in their sale of advertising space to U.S. technology advertisers. A substantial portion of the Company's revenue is derived from the sale of advertising space in its controlled-circulation, business-to-business trade publications and paid-circulation magazine.

The Company's revenue and profitability are influenced by a number of external factors, the most significant of which include sales-growth rates among technology companies; the pace at which new technology products are introduced; the extent to which companies selling such products elect to advertise using print or online media rather than other advertising media; trends in paper prices and postal rates which, in certain years, have increased at levels in excess of the rate increases which could reasonably be passed along to customers; and the level of competition in various market sectors among the major technology publishers.

Recent Developments

On February 10, 1999, CMP announced that it had retained the investment banking firm of Lazard Freres & Co. LLC to explore strategic alternatives for the Company, including, but not limited to, a sale or merger. The Company has not made a decision as of the date hereof to pursue any particular alternative and has indicated that there are no assurances that a transaction will result from the exploration process.

Initial Public Offering

On July 30, 1997, the Company completed the Offering of 5,485,000 shares of Class A Common Stock at an offering price of $22.00 per share, of which 4,235,000 shares were sold by the Company and 1,250,000 shares were sold by selling stockholders. The Company did not receive any of the proceeds from the shares sold by the selling stockholders. Net proceeds to the Company after issuance costs of the Offering were approximately $84.7 million. See "-Liquidity and Capital Resources."

New Products and Services

The Company invests in new products and services aimed at the builders, sellers and users of technology. New products generally incur significant operating losses and require several years to achieve profitability. CMP has funded the launches of new products and services with cash flow from operations and, to a lesser extent, with borrowings under its revolving credit agreement. The Company does not capitalize development costs or start-up expenses for new products and services. Costs related to the development of new products and services are expensed as incurred. If the Company concludes that a new product or service will not achieve certain benchmarks with regard to revenue, profitability and cash flow within a reasonable period of time, management will modify or reposition the product or service, incorporate it into another product or service, sell it or discontinue it.

Results of Operations

The following table sets forth, for the periods indicated, items within the Company's consolidated statements of income. This table and the subsequent discussion should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere herein.

                                                     For the year ended December 31,
                                                   ------------------------------------
                                                      1998         1997          1996
                                                   ---------    ---------     ---------
                                                             (in thousands)
Revenue .......................................... $ 477,561    $ 473,851     $ 418,059
Operating costs and expenses:
  Cost of revenue ................................   209,883      188,965       172,475
  Selling and promotion ..........................   164,902      160,579       138,319
  General and administrative .....................    86,740       84,971        78,460
  Non-recurring compensation charge ..............      --          4,449          --
                                                   ---------    ---------     ---------
Income from operations ...........................    16,036       34,887        28,805
Gain on sales ....................................     1,320        4,011         1,434
Other income (expense), net ......................       228       (8,161)       (2,476)
                                                   ---------    ---------     ---------
Income before provision for income taxes .........    17,584       30,737        27,763
Provision for income taxes .......................     7,579          450           904
                                                   ---------    ---------     ---------
Net income ....................................... $  10,005    $  30,287     $  26,859
                                                   =========    =========     =========
Pro Forma Data:
  Historical income before provision for income
    taxes ........................................                 30,737        27,763
  Pro forma provision for income taxes (1) .......                 13,401        11,707
                                                                ---------     ---------
  Pro forma net income (1) .......................              $  17,336     $  16,056
                                                                =========     =========

----------
(1) Pro forma provision for income taxes is presented as if the Company had changed its tax status from an S corporation to a C corporation prior to January 1, 1996.

1998 Compared with 1997

Revenue. Revenue for 1998 increased $3.7 million, or 0.8%, to $477.6 million compared with $473.9 million for 1997. The improvement was primarily attributable to the second quarter 1998 acquisition of four publications and NSTL from The McGraw-Hill Companies, Inc. ("McGraw-Hill"), increased revenue for the Company's International operations due primarily to the fourth quarter 1997 launch of Computer Reseller News France and acquisition of publications in the U.K., as well as increased revenue from Internet services and the Company's conferences. These revenue increases were largely offset by the sale of HomePC in April 1998 and the discontinuance of NetGuide Magazine in July 1997, as well as decreases in advertising yield (advertising revenue per page) for certain of the Company's print publications and a decrease in the number of advertising pages in the Company's domestic print publications. Total advertising pages for the Company's domestic print publications decreased 5.7% to 37,845 pages, primarily due to advertising page decreases for Computer Reseller News, InternetWeek, Windows Magazine, Electronic Engineering Times, the sale of HomePC and the discontinuance of NetGuide Magazine, partially offset by advertising page increases for InformationWeek and the inclusion of advertising pages of the publications acquired from McGraw-Hill.

Operating Costs and Expenses. Cost of revenue for 1998 increased $20.9 million, or 11.1%, to $209.9 million compared with $189.0 million for 1997. This increase was primarily attributable to approximately $15.1 million in costs associated with businesses acquired from McGraw-Hill, approximately $11.7 million of International costs associated with the launch of Computer Reseller News France and the publications acquired in the U.K., and increased costs attributable to new conferences, partially offset by decreased costs of approximately $14.9 million as a result of the sale of HomePC and the discontinuance of NetGuide Magazine. Cost of revenue as a percentage of revenue increased to 43.9% in 1998 from 39.9% in 1997. This resulted primarily from the addition of new International publications, which currently have higher expense ratios than the Company's domestic print publications, and higher paper costs in two of the Company's publications due to the conversion to coated stock, partially offset by decreased costs due to the sale of HomePC and the discontinuance of NetGuide Magazine, which had higher expense ratios than most of the Company's other print publications. Cost of revenue includes production, paper, editorial, distribution and fulfillment costs.

Selling and promotion expenses for 1998 increased $4.3 million, or 2.7%, to $164.9 million compared with $160.6 million for 1997. The increase was primarily attributable to increased costs of approximately $11.9 million associated with the businesses acquired from McGraw-Hill as well as costs associated with the Company's new International publications, partially offset by decreased costs due to the sale of HomePC and the discontinuance of NetGuide Magazine. Selling and promotion expenses as a percentage of revenue increased to 34.5% in 1998 from 33.9% in 1997.

General and administrative expenses for 1998 increased $1.8 million, or 2.1%, to $86.7 million compared with $85.0 million for the same period in 1997, primarily as a result of expansion in International operations and the Company's Internet services, partially offset by a decrease in costs of $2.4 million attributable to a charge taken in 1997 for workforce reduction. General and administrative expenses as a percentage of revenues increased to 18.2% in 1998 from 17.9% in 1997.

Gain on Sales. The gain on sales of $1.3 million in 1998 was realized in connection with the sale of the Company's investment in a business developing Internet-related technologies and from the sale of HomePC. The gain on sales of $4.0 million in 1997 was primarily attributable to a gain of approximately $3.0 million resulting from the sale of the subscriber list of NetGuide Magazine and a gain of approximately $0.8 million resulting from the sale of the Company's 50% interest in one of its joint ventures engaged in Internet-related services.

Other Income (Expense), Net. Other income, net for 1998 increased $8.4 million to $0.2 million compared with $8.2 million of other expense, net for 1997, primarily as a result of a significant decrease in losses from the Company's Internet-related investments, as well as net interest income earned on short-term and long-term investments in 1998 as compared to net interest expense on borrowings incurred in 1997.

Provision for Income Taxes. Prior to changing its tax election from S corporation to C corporation, the Company and certain affiliates had elected to be treated as S corporations for U.S. federal income tax purposes, which required that the income or loss for federal and certain state and local jurisdictions be recognized by the stockholders. In connection with the Offering (see"-Liquidity and Capital Resources"), the Company terminated its S corporation election and became a C corporation. The Company's effective income tax rate for the year ended December 31, 1998 was 43.1%. If the Company and certain affiliates had been C corporations for the year ended December 31, 1997, the effective income tax rate would have been 43.6%.

1997 Compared with 1996

Revenue. Revenue for 1997 increased $55.8 million, or 13.3%, to $473.9 million compared with $418.1 million for 1996. The improvement was primarily attributable to increases in advertising yield and in the number of advertising pages in the Company's print publications, as well as increased revenue from the Company's Internet services and growth in International operations. Total advertising pages for the Company's domestic print publications increased 3.2% to 40,384 pages, primarily due to advertising page increases for InformationWeek, Computer Reseller News and VARBusiness, partially offset by advertising page decreases for InternetWeek (CommunicationsWeek was re-launched as InternetWeek in September 1997) and HomePC. In addition, the Company ceased publishing NetGuide Magazine in July 1997.

Operating Costs and Expenses. Cost of revenue for 1997 increased $16.5 million, or 9.6%, to $189.0 million compared with $172.5 million for 1996, primarily as a result of increased editorial, production, distribution and fulfillment costs for the Company's print publications, and increased costs attributable to the Company's Internet services, partially offset by decreased paper costs for the Company's print publications. However, cost of revenue as a percentage of revenue decreased to 39.9% in 1997 as compared to 41.2% in 1996, primarily as a result of higher revenue resulting from increased advertising yield and advertising pages without a corresponding increase in cost of revenue for certain of the Company's print publications and the discontinuance of NetGuide Magazine in July 1997, which had a higher expense ratio than the Company's other print publications, partially offset by costs associated with the Company's Internet services, which had higher expense ratios than the Company's print publications.

Selling and promotion expenses for 1997 increased $22.3 million, or 16.1%, to $160.6 million compared with $138.3 million for 1996. The increase was primarily attributable to higher commission and sales force costs associated with increased revenues in 1997 as compared to 1996, increased circulation and promotion efforts in 1997 relating to the re-launch of CommunicationsWeek as InternetWeek and the launch of Computer Reseller News in France, as well as increased promotion efforts related to the Company's Internet services. Selling and promotion expenses also increased to support sales force expansion in several of the Company's print publications to better meet the needs of customers. Selling and promotion expenses as a percentage of revenue increased to 33.9% in 1997 from 33.1% in 1996. This was principally due to higher costs associated with the Company's Internet services which had higher expense ratios than the Company's print publications.

General and administrative expenses for 1997 increased $6.5 million, or 8.3%, to $85.0 million compared with $78.5 million for 1996, primarily due to costs of approximately $2.4 million related to a reduction in the Company's work force, mainly at the corporate level but also in WINDOWS Magazine, HomePC, NetGuide Magazine and NetGuide (the on-line service), as well as higher depreciation expense in 1997 as compared to 1996. General and administrative expenses as a percentage of revenue decreased to 17.9% in 1997 from 18.8% in 1996.

Non-recurring Compensation Charge. Upon the consummation of the Offering in July 1997, certain members of the founding family of the Company made a gift from their personal holdings of 202,186 shares of Class A Common Stock to substantially all of the employees of the Company. The Company recorded, at the date of the gift, a one-time, non-cash compensation charge of $4.4 million which represented the fair market value of the shares on such date.

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

Other Income (Expense), Net. Other expense, net for 1997 increased $5.7 million to $8.2 million as compared with $2.5 million for 1996, primarily as a result of increased losses from the Company's equity investments of approximately $7.0 million, partially offset by lower interest expense and foreign exchange gains in 1997 as compared to foreign exchange losses in 1996. Losses from the Company's equity investments in 1997 included impairment charges of $3.2 million to reduce the carrying value of certain investments in companies developing Internet-related technologies.

Provision for Income Taxes. If the Company and certain affiliates had been C corporations for the years ended December 31, 1997 and 1996, the effective income tax rate would have been 43.6% and 42.2%, respectively.

Liquidity and Capital Resources

Working capital was $37.3 million, $50.9 million and $11.9 million at December 31, 1998, 1997 and 1996, respectively. The decrease in working capital for the year ended December 31, 1998 was primarily attributable to the $28.6 million acquisition of four publications and NSTL from McGraw-Hill and $13.4 million in capital expenditures, partially offset by the reclassification of investments from long-term to short-term as a result of their maturities coming due within the operating cycle, $9.1 million in proceeds from the sale of investments in marketable securities and earnings for the year ended December 31, 1998. The increase in working capital at December 31, 1997 as compared to December 31, 1996 was primarily attributable to the net proceeds of the Offering and earnings for 1997, partially offset by net repayments of borrowings, distributions to S corporation stockholders for taxes and other, purchase of long-term investments and capital expenditures. Accounts receivable, net were $76.3, $76.7 million and $65.1 million at December 31, 1998, 1997 and 1996, respectively. Days sales outstanding ("DSO") was 58.0, 56.7 and 54.0 at December 31, 1998, 1997 and 1996,
respectively. DSO has increased primarily due to the growth in International operations which currently have higher DSO than the Company's other businesses. Paper inventories were $4.3 million, $7.6 million and $6.1 million at December 31, 1998, 1997 and 1996, respectively.

Cash provided by operating activities was $23.7 million, $34.2 million and $48.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in 1998 as compared to 1997 was primarily due to decreased operating income partially offset by changes in working capital items, the most significant of which were accounts receivable and inventories. The decrease in 1997 as compared to 1996 was primarily due to changes in working capital items, the most significant of which were accounts receivable and inventories, partially offset by increased operating income.

Investing activities used $34.1 million in 1998, which consisted primarily of $30.0 million in purchases of businesses (including four publications and NSTL from McGraw-Hill for $28.6 million) and $13.4 million in capital expenditures, partially offset by $9.1 million in proceeds from the sale of marketable securities. Investing activities used $39.2 million in 1997, which consisted primarily of $19.3 million for the purchase of short-term and long-term investments, $12.6 million in capital expenditures and $5.6 million in investments in and advances to entities in which the Company has equity investments. Investing activities used $22.4 million in 1996, which consisted primarily of $12.7 million in capital expenditures, $10.0 million in investments in and advances to entities in which the Company has equity investments and $2.0 million for the purchase of M&T International, partially offset by proceeds of $2.2 million from the sale of CommunicationsWeek International.

Financing activities used $14.5 million in 1998, consisting primarily of $13.3 million in cash distributions to the individuals who were the Company's stockholders of record prior to the Offering; a significant portion of these distributions were used by such stockholders to pay taxes they owed on the Company's income attributable to them as stockholders of an S corporation. Financing activities provided $29.7 million in 1997, consisting primarily of $84.7 million in net proceeds from the Offering, $29.5 million of borrowings under the Company's revolving credit agreement, partially offset by $54.5 million for repayment of borrowings and $29.7 million for cash distributions to the Company's stockholders of record prior to the Offering, a significant portion of which was used to pay taxes such stockholders owed on the Company's income attributable to them as stockholders of an S corporation. Financing activities used $25.3 million in 1996, consisting primarily of $38.3 million for distributions to stockholders and $30.1 million for repayment of borrowings, partially offset by $43.1 million of borrowings under the Company's revolving credit agreement.

The Company's revolving credit agreement, as amended, with two financial institutions provides for borrowings of up to $75.0 million, substantially all of which was available at December 31, 1998. Borrowings are unsecured and bear interest at either (i) LIBOR plus .35% to .825% depending on outstanding loan balances and the Company's earnings levels, or (ii) the prime rate, at the Company's option. The weighted average interest rate for borrowings during 1998 was 5.98%. The agreement, contains certain negative covenants regarding, among other items, minimum levels of net worth, fixed coverage and limitations on indebtedness. The agreement expires November 14, 2001.

In April 1997, the Company guaranteed a loan of $3.0 million to one of its senior executives to pay taxes in connection with the purchase of Class A Common Stock from principal stockholders of the Company. The loan is from one of the financial institutions with which the Company has its revolving credit agreement. As of December 31, 1998, the balance of the loan and related guarantee was $1.2 million. This loan will be payable in November 2001 and is guaranteed through such date. The Company is obligated to extend the guarantee through December 31, 2005 at the request of the senior executive.

In connection with the Offering, the Company terminated its S corporation election and declared a final S corporation distribution of approximately $39.3 million to the individuals who were its stockholders of record prior to the consummation of the Offering. The Company has used a portion of the net proceeds of the Offering to repay debt of $21.8 million outstanding at the time of the Offering under its revolving credit agreement and a portion to pay the final S corporation distribution. The remaining net proceeds are being used for general corporate purposes, including acquisitions.

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

Fourth-quarter revenue and income from operations of the Company have typically been more favorable than those of the preceding quarters as a result of a tendency of technology advertisers to place more advertising in the latter part of the year and the scheduling of major technology industry trade shows in the fourth quarter. However, there can be no assurance that these quarterly patterns will continue in the future.

Inflation and the Volatility of Paper Prices

The Company continually reviews the impact of inflation and the volatility of paper prices. The U.S. Postal Service increased the postage rate in early 1999. In an effort to minimize the impact of this increase, the Company has implemented various cost saving initiatives which include using lighter paper stock, taking advantage of newly offered postal discounts, reducing the trim sizes of the Company's publications to reduce mailing cost and increasing the emphasis on list maintenance.

Paper prices rose significantly in 1995, dropped in 1996, increased moderately in 1997 and have remained stable or declined in 1998. The Company will continue to monitor the impact of paper prices and will consider this in setting its pricing policies. There can be no assurance that the Company can recoup paper price increases by passing them through to its advertisers and readers. In addition, the Company continually reviews its purchasing and manufacturing processes for opportunities to reduce costs and mitigate the impact of increases in paper prices (such as purchasing lighter-grade paper stock or, when paper prices are at cyclical lows, increasing paper inventory or entering into longer term contracts with suppliers). However, the Company has not entered, and does not currently plan to enter, into forward contracts.

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

The inventory and assessment phases of the Project were completed in 1998 for all of the Company's internal systems and software applications in the U.S. The Company has determined that certain of its U.S. systems and applications are already Y2K compliant, and the Company has begun the correction/remediation phase with respect to its other U.S. systems and applications. The U.S. testing phase will be ongoing as hardware or system software is remediated, upgraded or replaced. The inventory and assessment phases with respect to the Company's non-U.S. systems and applications were completed as of December 31, 1998.

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

The Company currently estimates that the Project will be substantially completed by May 31, 1999. In the event that unforeseen circumstances prevent the Company from completing the Project by this date, the Project timetable allows sufficient time for the Company to conclude the Project prior to January 1, 2000.

Contingency planning is under way in all of the Company's businesses. In addition to supplier-related activities, high-level plans are being developed for facilities and equipment, telecommunications infrastructure and internal administrative processes. The Company expects to have detailed contingency plans in place to address the most likely remaining effects on the Company from external risks. As more information emerges about companies upon which the Company is critically reliant, these plans will be adjusted accordingly.

The total cost associated with the Project, including the replacement cost of any non-Y2K compliant systems, software or hardware, is not expected to be material to the Company's business, results of operations or financial condition. The total cost of the Project is estimated to be in the range of $1.0 million to $1.3 million. This estimate is primarily for the cost of software, hardware and outside consultants and does not include internal costs related to the Project. Internal Project costs consist principally of payroll costs for the Company's IT group which are not separately tracked. As of December 31, 1998, costs incurred in the inventory and assessment phases of the Project were approximately $0.3 million. Costs incurred in connection with the Project are expensed as incurred, except for the cost of replacement systems or hardware which will be capitalized and depreciated over their estimated useful lives. Project costs are being funded through operating cash flows. None of the Company's other information technology projects have been deferred due to the Project.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently has no activities involving derivative instruments or hedging and therefore expects that this statement will have no impact on the Company's financial condition, results of operations or cash flows.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative, and training costs are not to be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The effect of SOP 98-1 is not expected to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Report of Independent Accountants .........................................   22
Consolidated Statements of Income for the years ended December 31,
  1998, 1997  and 1996 ....................................................   23
Consolidated Balance Sheets as of December 31, 1998 and 1997 ..............   24
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1998, 1997 and 1996 ........................................   25
Consolidated Statements of Cash Flows for the years ended December 31,
  1998, 1997 and 1996 .....................................................   26
Notes to Consolidated Financial Statements ................................   27

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of CMP Media Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of CMP Media Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP


New York, New York
February 10, 1999, except for note 15, as to which the date is March 30, 1999

                         CMP Media Inc. and Subsidiaries
                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                                         For the years
                                                       ended December 31,
                                             -----------------------------------
                                                1998        1997         1996
                                             ---------   ---------    ---------
Revenue                                      $ 477,561   $ 473,851    $ 418,059
Operating costs and expenses:
   Cost of revenue                             209,883     188,965      172,475
   Selling and promotion                       164,902     160,579      138,319
   General and administrative                   86,740      84,971       78,460
   Non-recurring compensation charge              --         4,449         --
                                             ---------   ---------    ---------
Income from operations                          16,036      34,887       28,805
                                             ---------   ---------    ---------

Gain on sales                                    1,320       4,011        1,434
Other income (expense), net                        228      (8,161)      (2,476)
                                             ---------   ---------    ---------

Income before provision for income taxes     $  17,584   $  30,737    $  27,763
Provision for income taxes                       7,579         450          904
                                             ---------   ---------    ---------
Net income                                   $  10,005   $  30,287    $  26,859
                                             =========   =========    =========
Net income per share - basic                 $    0.43
                                             =========
Net income per share - diluted               $    0.42
                                             =========

Pro Forma Data:
   Historical income before provision for
     income taxes                                        $  30,737    $  27,763
   Pro forma provision for income taxes                     13,401       11,707
                                                         ---------    ---------
   Pro forma net income                                  $  17,336    $  16,056
                                                         =========    =========
   Pro forma net income per share - basic                $    0.77    $    0.72
                                                         =========    =========
   Pro forma net income per share - diluted              $    0.75    $    0.72
                                                         =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CMP Media Inc. and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                        December 31,
                                                                                   ----------------------
                                                                                      1998        1997
                                                                                   ---------    ---------
                                                 Assets

Current assets:
   Cash and cash equivalents                                                       $   6,658    $  31,495
   Accounts receivable, less allowance for doubtful accounts of $4,111 and
     $3,631 as of December 31, 1998 and 1997, respectively                            76,321       76,667
   Short-term investments                                                             13,211        6,610
   Inventories                                                                         4,253        7,587
   Deferred income taxes                                                               7,471        5,695
   Prepaid expenses and other current assets                                          13,135       10,073
                                                                                   ---------    ---------
          Total current assets                                                       121,049      138,127
                                                                                   ---------    ---------
Property and equipment, net                                                           30,003       27,831
Long-term investments                                                                  1,702       12,862
Investments in and advances to unconsolidated affiliates                               3,637        4,687
Intangible assets                                                                     38,289        6,460
Deferred income taxes                                                                  4,138        5,312
Other assets                                                                           3,444        2,430
                                                                                   ---------    ---------
                                                                                   $ 202,262    $ 197,709
                                                                                   =========    =========
                                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                $  29,320    $  26,389
   Accrued expenses and other current liabilities                                     43,152       38,150
   S corporation distribution payable                                                   --         12,000
   Deferred revenue                                                                   11,277       10,666
                                                                                   ---------    ---------
          Total current liabilities                                                   83,749       87,205
                                                                                   ---------    ---------
Deferred compensation                                                                  5,528        8,506
Other liabilities                                                                      5,478        5,402
                                                                                   ---------    ---------
          Total liabilities                                                           94,755      101,113
                                                                                   ---------    ---------
Commitments and contingencies
Stockholders' equity:
   Class A Common Stock, par value $.01 per share, 50,000,000 shares authorized,
      7,092,362 shares and 7,060,312 shares issued
      at December 31, 1998 and December 31, 1997, respectively                            71           71
   Class B Common Stock, par value $.01 per share, 20,000,000 shares authorized, 16,043,004 shares and 16,050,074 shares issued
      at December 31, 1998 and December 31, 1997, respectively                           160          160
   Additional paid-in capital                                                         85,556       86,305
   Retained earnings                                                                  33,587       23,582
   Unamortized restricted stock compensation                                         (10,850)     (13,270)
   Accumulated other comprehensive income                                                494         (252)
   Treasury stock, at cost, 81,672 shares at December 31, 1998                        (1,511)        --
                                                                                   ---------    ---------
          Total stockholders' equity                                                 107,507       96,596
                                                                                   ---------    ---------
                                                                                   $ 202,262    $ 197,709
                                                                                   =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CMP Media Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
              for the years ended December 31, 1998, 1997 and 1996
                      (in thousands, except share amounts)

                                                                                                          Accumulated
                                                             Total                                          Other
                                                         Stockholders'  Comprehensive      Retained      Comprehensive     Common
                                                            Equity          Income         Earnings         Income          Stock
                                                          ---------       ---------       ---------       ---------       ---------
Balance as of January 1, 1996                             $  27,827                       $  25,723       $    (451)      $     189
Comprehensive income
       Net income                                            26,859          26,859          26,859
       Other comprehensive income, net of tax
            Minimum pension liability adjustment                (17)            (17)
                                                                          ---------
       Other comprehensive income                                               (17)                            (17)
                                                                          ---------
Comprehensive income                                                         26,842
                                                                          =========
Sale of restricted stock                                       --
Distributions to S corporation stockholders for
    taxes and other                                         (38,259)                        (38,259)
Amortization of restricted stock compensation                   240
Contributed capital                                              63
                                                          ---------                       ---------       ---------       ---------
Balance as of December 31, 1996                              16,713                          14,323            (468)            189
                                                          =========                       =========       =========       =========

Comprehensive income
       Net income                                            30,287          30,287          30,287
       Other comprehensive income, net of tax
            Unrealized gains on securities                      109             109
            Minimum pension liability adjustment                107             107
                                                                          ---------
       Other comprehensive income                                               216                             216
                                                                          ---------
Comprehensive income                                                         30,503
                                                                          =========
Proceeds from issuance of Class A
    Common Stock in initial public offering at $22
    per share, net of issuance costs of $1,937               84,711                                                              42
Gift of Class A Common Stock to employees                     4,449
Issuance of Class A Common Stock                               --
Distributions to S corporation stockholders
    for taxes and other                                     (41,721)                        (21,028)
Amortization of restricted stock compensation                 1,924
Contributed capital                                              17
                                                          ---------                       ---------       ---------       ---------
Balance as of December 31, 1997                              96,596                          23,582            (252)            231
                                                          =========                       =========       =========       =========

Comprehensive income
       Net income                                            10,005          10,005          10,005
       Other comprehensive income, net of tax
            Unrealized gains on securities                      569             569
            Foreign currency translation adjustments             51              51
            Minimum pension liability adjustment                126             126
                                                                          ---------
       Other comprehensive income                                               746                             746
                                                                          ---------
Comprehensive income                                                      $  10,751
                                                                          =========
Adjustment to final S corporation distribution               (1,269)
Amortization of restricted stock compensation                 2,420
Treasury stock acquired                                      (1,511)
Common stock issued under Employee Stock
       Purchase Plan                                            366
Other                                                           154
                                                          ---------                       ---------       ---------       ---------
Balance as of December 31, 1998                           $ 107,507                       $  33,587       $     494       $     231
                                                          =========                       =========       =========       =========

                                                                         Unamortized
                                                         Additional      Restricted       Treasury
                                                          Paid-In          Stock           Stock
                                                          Capital       Compensation      At Cost
                                                         ---------       ---------       ---------
Balance as of January 1, 1996                            $   2,366       $    --         $    --
Comprehensive income
       Net income
       Other comprehensive income, net of tax
            Minimum pension liability adjustment

       Other comprehensive income

Comprehensive income

Sale of restricted stock                                    15,414         (15,414)
Distributions to S corporation stockholders for
    taxes and other
Amortization of restricted stock compensation                                  240
Contributed capital                                             63
                                                         ---------       ---------       ---------
Balance as of December 31, 1996                             17,843         (15,174)           --
                                                         =========       =========       =========

Comprehensive income
       Net income
       Other comprehensive income, net of tax
            Unrealized gains on securities
            Minimum pension liability adjustment

       Other comprehensive income

Comprehensive income

Proceeds from issuance of Class A
    Common Stock in initial public offering at $22
    per share, net of issuance costs of $1,937              84,669
Gift of Class A Common Stock to employees                    4,449
Issuance of Class A Common Stock                                20             (20)
Distributions to S corporation stockholders
    for taxes and other                                    (20,693)
Amortization of restricted stock compensation                                1,924
Contributed capital                                             17
                                                         ---------       ---------       ---------
Balance as of December 31, 1997                             86,305         (13,270)           --
                                                         =========       =========       =========

Comprehensive income
       Net income
       Other comprehensive income, net of tax
            Unrealized gains on securities
            Foreign currency translation adjustments
            Minimum pension liability adjustment

       Other comprehensive income

Comprehensive income

Adjustment to final S corporation distribution              (1,269)
Amortization of restricted stock compensation                                2,420
Treasury stock acquired                                                                     (1,511)
Common stock issued under Employee Stock
       Purchase Plan                                           366
Other                                                          154
                                                         ---------       ---------       ---------
Balance as of December 31, 1998                          $  85,556       $ (10,850)      $  (1,511)
                                                         =========       =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CMP Media Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                      For the years ended December 31,
                                                                                   --------------------------------------
                                                                                     1998           1997           1996
                                                                                   --------       --------       --------
Cash flows from operating activities:
   Net income                                                                      $ 10,005       $ 30,287       $ 26,859
   Reconciliation of net income to net cash provided by operating activities:
        Depreciation and amortization of property and equipment                      10,721          8,356          6,952
        Amortization of intangible assets                                             2,376            415            369
        Write-off of property and equipment                                             549          2,993            872
        Write-off of intangible assets                                                 --              390           --
        Provision for doubtful accounts                                               3,074          3,100          2,216
        Compensation expense under incentive plans                                    1,791          4,410          2,192
        Gain on sales                                                                (1,320)        (4,011)        (1,434)
        Non-recurring compensation charge                                              --            4,449           --
        Losses from unconsolidated affiliates                                         1,262          8,374          1,330
        Deferred income taxes                                                          (602)       (10,622)           207
        Changes in operating assets and liabilities, net of the effects of businesses acquired and sold:
           Increase in accounts receivable                                           (3,030)       (13,939)        (2,807)
           Decrease (increase) in inventories                                         4,573         (1,496)         6,153
           (Increase) decrease in prepaid expenses and other assets                  (5,361)        (2,676)           551
           (Decrease) increase in accounts payable, accrued expenses
              and other current liabilities                                          (1,613)           927          5,398
           Increase (decrease) in deferred revenue and other liabilities              1,319          3,260           (501)
                                                                                   --------       --------       --------
                 Net cash provided by operating activities                           23,744         34,217         48,357
                                                                                   --------       --------       --------

Cash flows from investing activities:
   Purchase of property and equipment                                               (13,442)       (12,587)       (12,728)
   Investments in and advances to unconsolidated affiliates                            (212)        (5,559)        (9,950)
   Purchase of businesses                                                           (29,962)        (3,698)        (2,000)
   Purchase of investments                                                           (2,681)       (19,346)          --
   Proceeds from sale of investments                                                  9,115           --             --
   Proceeds from sales of assets                                                      4,613          2,001          2,489
   Other investing activities                                                        (1,500)          --             (219)
                                                                                   --------       --------       --------
                 Net cash used in investing activities                              (34,069)       (39,189)       (22,408)
                                                                                   --------       --------       --------

Cash flows from financing activities:
   Proceeds from issuance of common stock net of issuance costs                         520         84,711           --
   Borrowings under revolving credit agreement                                       28,600         29,475         43,050
   Repayment of borrowings                                                          (28,600)       (54,475)       (30,050)
   Distributions to S corporation stockholders for taxes and other                  (13,269)       (29,721)       (38,259)
   Purchase of treasury stock                                                        (1,511)          --             --
   Other financing activities                                                          (252)          (244)           (60)
                                                                                   --------       --------       --------
                 Net cash (used in) provided by financing activities                (14,512)        29,746        (25,319)
                                                                                   --------       --------       --------

Net change in cash and cash equivalents                                             (24,837)        24,774            630
Cash and cash equivalents at beginning of period                                     31,495          6,721          6,091
                                                                                   --------       --------       --------
Cash and cash equivalents at end of period                                         $  6,658       $ 31,495       $  6,721
                                                                                   ========       ========       ========
Supplemental disclosure of cash flow information:
   Interest paid                                                                   $    671       $  1,076       $    724
                                                                                   ========       ========       ========
   Income taxes paid                                                               $ 16,360       $  6,102       $    781
                                                                                   ========       ========       ========
Supplemental disclosure of businesses acquired:
   Fair value of assets acquired                                                   $ 36,693       $  4,232       $  2,275
   Liabilities assumed                                                               (6,731)          (534)          (275)
                                                                                   --------       --------       --------
   Cash paid                                                                       $ 29,962       $  3,698       $  2,000
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

                         CMP Media Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)

1.    NATURE OF BUSINESS:

      CMP Media Inc. and subsidiaries (the "Company") provides information about technology and the Internet, domestically and internationally through magazines, newspapers, conferences, exhibitions, research, hardware/software testing services and the Internet. The Company serves builders, sellers and users of technology by providing information and services to the manufacturers, engineers, designers and purchasers of electronic systems and components, including computers, telecommunications equipment and related products, distributors, resellers and retailers of those products and the end-users, in business and at home, of information systems, computer systems, personal computers, software, the Internet and related products and services. In addition, the Company licenses the titles, editorial content and designs of many of its publications to publishers outside the United States and represents foreign technology publishers in their sale of advertising space to U.S. technology advertisers.

      On February 10, 1999, CMP announced that it had retained the investment banking firm of Lazard Freres & Co. LLC to explore strategic alternatives for the Company, including, but not limited to, a sale or merger. The Company has not made a decision as of the date hereof to pursue any particular alternative and has indicated that there are no assurances that a transaction will result from the exploration process.

      As more fully discussed in Note 9, on July 30, 1997, the Company completed an initial public offering (the "Offering") of 5,485,000 shares of Class A Common Stock at an offering price of $22.00 per share, of which 4,235,000 shares were sold by the Company and 1,250,000 shares were sold by selling stockholders.

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

      As discussed in Note 9, prior to the consummation of the Offering the Company declared a 35.75-for-one stock split, in the form of a stock dividend, of all classes of its common stock and changed the par value of all classes of its common stock from $0.10 per share to $0.01 per share. These transactions have been given retroactive treatment in the consolidated financial statements for all periods presented.

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

                         CMP Media Inc. and Subsidiaries
             Notes to Consolidated Financial Statements -- Continued
               (in thousands, except share and per share amounts)

d.    Revenue Recognition

      Advertising revenue from the Company's controlled-circulation trade newspapers and magazines is recognized based on the publications' cover dates net of provisions for estimated rebates, adjustments and discounts. Advertising revenue from the Company's paid-subscription and newsstand-circulation consumer magazine is recognized at the on-sale date net of provisions for estimated rebates, adjustments and discounts. Revenue from newsstand sales is recognized at the on-sale date of the publication, net of provisions for estimated returns. Revenue from subscription sales is recognized over the terms of the subscription on a straight-line basis.

e.    Operating Costs and Expenses

      Cost of revenue includes editorial, production, paper, distribution and fulfillment costs. Selling and promotion costs include subscription acquisition costs. Such costs are expensed as incurred.

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

      As of December 31, 1998, the Company's investments consisted of securities issued by various municipalities. The majority of the investments have contractual maturities of two years or less. Gross unrealized gains for the year ended December 31, 1998 were approximately $1,000.

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

      The Company's customers represent a variety of technology companies in the United States and other countries. The Company extends credit to its customers and historically has not experienced significant losses relating to receivables from individual customers or groups of customers.

i.    Inventories

      Inventories, which consist of paper used in the production of the Company's publications, are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

j.    Property and Equipment

      Property and equipment is recorded at cost. Depreciation is computed principally using the straight-line method over estimated useful lives which range primarily from three to seven years. Maintenance and repairs are charged to expense as incurred; renewals and improvements which extend the life of the asset are capitalized. Gains or losses on the disposition of property and equipment are reflected in results of operations. Leasehold improvements are amortized over the shorter of the lease term or the remaining useful life of the related assets.

                         CMP Media Inc. and Subsidiaries
             Notes to Consolidated Financial Statements -- Continued
               (in thousands, except share and per share amounts)

k.    Intangible Assets

      Intangible assets consist of goodwill, trademarks, customer and subscriber lists and covenants not to compete. Intangible assets are amortized on a straight-line basis over periods ranging from three to twenty years.

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

n.    Net Income Per Share and Weighted Average Common Shares Outstanding

      In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings-per-share-data on an international basis.

      Net income per share-basic and pro forma net income per share-basic (unaudited) are calculated using weighted average common shares outstanding and net income per share-diluted and pro forma net income per share-diluted (unaudited) are calculated using weighted average common shares outstanding including the effect of dilutive securities calculated using the Treasury Stock Method.

      For the year ended December 31, 1998, for the purpose of calculating net income per share-basic, the weighted average number of common shares outstanding was 23,088,903 and for the purpose of calculating net income per share-diluted, the weighted average number of common shares outstanding and dilutive securities was 23,907,604 which includes 818,701 shares representing the impact of common stock options calculated using the Treasury Stock Method. For the year ended December 31, 1997, for the purpose of calculating pro forma net income per share-basic, the weighted average number of common shares outstanding was 22,565,848 and for the purpose of calculating pro forma net income per share-diluted, the weighted average number of common shares outstanding and dilutive securities was 23,206,073 which includes 640,225 shares representing the impact of common stock options calculated using the Treasury Stock Method.

                         CMP Media Inc. and Subsidiaries
             Notes to Consolidated Financial Statements -- Continued
               (in thousands, except share and per share amounts)

o.    Fair Value of Financial Instruments

      Cash and cash equivalents, marketable securities, short-term receivables and trade payables and accrued expenses are carried at amounts approximating fair value.

p.    Reclassifications

     Certain prior year amounts have been reclassified to conform with the 1998 presentation.

3.    ACQUISITIONS, INVESTMENTS AND DISPOSITIONS:

a.    Acquisitions

      On May 29, 1998, the Company acquired four publications, as well as NSTL, a hardware/software testing lab, from The McGraw-Hill Companies, Inc. This acquisition has been accounted for by the purchase method of accounting. The results of operations of the businesses acquired have been included in the Company's Consolidated Statements of Income from the dates of acquisition. The purchase price for this acquisition was $28,600 in cash plus the assumption of certain liabilities. In connection with this acquisition, the Company recorded intangible assets of $33,808 which are being amortized over periods ranging from six to twenty years.


      The following table summarizes pro forma results of operations of the Company as if the acquisitions had occurred on January 1, 1997:

                                                              For the year
                                                            ended December 31,
                                                          ----------------------
                                                            1998          1997
                                                          --------      --------
                                                               (unaudited)
Revenues                                                  $499,043      $525,446
                                                          ========      ========
Income before taxes                                       $ 16,234      $ 30,366
                                                          ========      ========
Net income                                                $  9,237      $ 30,078
                                                          ========      ========
Net income per share - diluted                            $   0.39
                                                          ========
Pro forma net income as if a C corporation prior
to January 1, 1997 (See Note 9)                                         $ 17,126
                                                                        ========
Pro forma net income per share - diluted                                $   0.74
                                                                        ========

      In December 1997, the Company acquired two technology publications in the U.K., as well as the 50% interest of the Company's partner in the joint venture which published InformationWeek in the U.K., for $4,232 in cash and assumed liabilities (net of cash acquired). In May 1996, the Company acquired M&T International (now called CMP Worldwide Media Networks), a business which represents non-U.S. technology publishers in the sale of advertising space to U.S. technology advertisers, for $2,275 in cash and assumed liabilities. These acquisitions have been accounted for by the purchase method of accounting. In connection with these acquisitions, the Company recorded intangible assets of $3,843 and $2,175 in 1997 and 1996, respectively, which are being amortized over periods of up to fifteen years. Pro forma data have been omitted as the impact is not material to the Company's results of operations for 1997 and 1996.

                         CMP Media Inc. and Subsidiaries
             Notes to Consolidated Financial Statements -- Continued
               (in thousands, except share and per share amounts)

b.    Investments

      In 1997, the Company made equity investments totaling $3,391 in international publishing joint ventures and an Internet services joint venture, as well as an investment accounted for under the cost method of $275 in a company engaged in Internet-related services. In addition, during 1998 and 1997, the Company made advances of $74 and $1,893 to its publishing joint ventures.

      Losses from unconsolidated affiliates were $1,262, $8,374 and $1,330 for 1998, 1997 and 1996, respectively, and have been included in other expense, net, in the Company's Consolidated Statements of Income. Losses for the year ended December 31, 1997 included $3,200 for other than temporary impairments in carrying value.

      The excess of the Company's investments over equity in net assets acquired amounted to $2,075 and $2,203 at December 31, 1998 and 1997, respectively, net of accumulated amortization. Amortization is calculated on a straight-line basis over fifteen years.

c.    Dispositions

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

4.    PROPERTY AND EQUIPMENT:

      Property and equipment at December 31, 1998 and 1997 consisted of the following:

                                                             1998         1997
                                                           -------      -------
      Office equipment ................................    $42,431      $34,760
      Leasehold improvements ..........................     14,474       11,938
      Furniture and fixtures ..........................      3,856        2,724
                                                           -------      -------
                                                            60,761       49,422
      Less: accumulated depreciation and amortization .     30,758       21,591
                                                           -------      -------
        Property and equipment, net ...................    $30,003      $27,831
                                                           =======      =======

5.  INTANGIBLE ASSETS:

     Intangible assets at December 31, 1998 and 1997 consisted of the following:

                                                      1998           1997
                                                    -------        -------
      Goodwill .............................        $21,054        $ 6,516
      Trademark ............................         16,400            390
      Customer list ........................          3,340           --
      Other ................................            200            300
                                                    -------        -------
                                                     40,994          7,206
      Less: accumulated amortization .......          2,705            746
                                                    -------        -------
        Intangible assets, net .............        $38,289        $ 6,460
                                                    =======        =======

                         CMP Media Inc. and Subsidiaries
             Notes to Consolidated Financial Statements -- Continued
               (in thousands, except share and per share amounts)

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

     Accrued expenses and other current liabilities at December 31, 1998 and 1997 consisted of the following:

                                                                 1998      1997
                                                               -------   -------
      Salaries, commissions, vacation and employee benefits .  $15,474   $12,844
      Profit sharing and 401(k) matching contributions ......    6,331     6,070
      Volume discounts ......................................    6,525     4,758
      Other .................................................   14,822    14,478
                                                               -------   -------
                                                               $43,152   $38,150
                                                               =======   =======

7.    REVOLVING CREDIT AGREEMENT:

      The Company has a revolving credit agreement with two financial institutions which provides for borrowings of up to $75,000, substantially all of which was available at December 31, 1998 (see Note 14). Borrowings bear interest at either LIBOR plus .35% to .825%, depending on outstanding loan balances and the Company's earnings levels, or the prime rate, at the Company's option. The agreement contains certain negative covenants regarding, among other items, minimum levels of net worth, fixed coverage and limitations on indebtedness. There were no outstanding borrowings under the agreement at December 31, 1998 and 1997. The agreement expires November 14, 2001. The weighted average interest rates for borrowings under the agreement were 5.98%, 6.07% and 6.11% for the years ended December 31, 1998, 1997 and 1996, respectively. Interest expense was approximately $671, $1,009 and $667 for the years ended December 31, 1998, 1997 and 1996, respectively, and is included in other income (expense), net, in the Company's Consolidated Statements of Income.

8.    COMPREHENSIVE INCOME:

      In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities and is presented in the Consolidated Statements of Stockholders' Equity. The adoption of SFAS No. 130 had no impact on the Company's consolidated results of operations, financial position or cash flows. Prior years' financial statements have been reclassified to conform to the SFAS No. 130 reporting requirements.

     The following table summarizes the components of accumulated other comprehensive income as of December 31, 1998, 1997 and 1996:

                                                1998        1997      1996
                                                -----       -----     -----
    Unrealized gains on securities .........   $  678      $  109    $  --
    Foreign currency translation adjustments       51          --       --
    Minimum pension liability adjustments...     (235)       (361)     (468)
    Total accumulated other comprehensive      ------      ------    ------
     income.................................   $  494      $ (252)   $ (468)
                                               ======      ======    ======

9.    STOCKHOLDERS' EQUITY:

      The Company has the authority to issue 70 million shares of common stock, par value $.01 per share, of which 50 million shares are designated Class A Common Stock and 20 million shares are designated Class B Common Stock. The number of shares issued, held as treasury and outstanding were as follows:

                         CMP Media Inc. and Subsidiaries
             Notes to Consolidated Financial Statements -- Continued
               (in thousands, except share and per share amounts)

                                            Common Stock Issued
                                       -----------------------------        Treasury
                                         Class A           Class B            Stock          Outstanding
                                       -----------       -----------       -----------       -----------
Balance as of January 1, 1996           18,874,570              --                --          18,874,570
Conversion of Class A Common
    Stock to Class B Common Stock      (18,874,570)       18,874,570              --                --
Conversion of Class B Common
    Stock to Class A Common Stock        1,321,320        (1,321,320)             --                --
                                       -----------       -----------       -----------       -----------
Balance as of December 31, 1996          1,321,320        17,553,250              --          18,874,570
Conversion of Class B Common
    Stock to Class A Common Stock        1,300,990        (1,300,990)             --                --
Issuance of Class A Common Stock
   in initial public offering            4,235,000              --                --           4,235,000
Gift of Class A Common Stock
    to employees                           202,186          (202,186)             --                --
Issuance of Class A Common Stock               816              --                --                 816
                                       -----------       -----------       -----------       -----------
Balance as of December 31, 1997          7,060,312        16,050,074              --          23,110,386
Conversion of Class B Common
    Stock to Class A Common Stock            7,070            (7,070)             --                --
Treasury stock acquired                       --                --             (81,672)          (81,672)
Common stock issued under
   Employee Stock Purchase Plan             24,980              --                --              24,980
                                       -----------       -----------       -----------       -----------
Balance as of December 31, 1998          7,092,362        16,043,004           (81,672)       23,053,694
                                       ===========       ===========       ===========       ===========

      Holders of Class A Common Stock and Class B Common Stock vote together as a single class as follows: holders of Class A Common Stock are entitled to one vote for each share of such stock held and holders of Class B Common Stock are entitled to ten votes for each share of such stock held. Dividends may be paid out of legally available funds if declared by the Board of Directors and are payable equally to each class of common stock. Each share of Class B Common Stock is convertible, at the option of the holder, into Class A Common Stock, on a share-for-share basis.

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

      On July 30, 1997, the Company completed the Offering of 5,485,000 shares of Class A Common Stock at an offering price of $22.00 per share, of which 4,235,000 shares were sold by the Company and 1,250,000 shares were sold by selling stockholders. Net proceeds to the Company, after issuance costs of $1,937, were $84,711. The Company used a portion of the net proceeds of the Offering to repay outstanding debt of $21,750 under its revolving credit agreement and a portion to pay a final S corporation distribution of $39,300 to its S corporation stockholders in connection with the Company's change in tax status from an S corporation to a C corporation.

      Upon the consummation of the Offering, certain members of the founding family of the Company made a gift from their personal holdings of 202,186 shares of Class A Common Stock to substantially all of the employees of the Company. As required by generally accepted accounting principles, the Company recorded, at the date of the gift, a one-time, non-cash compensation charge of $4,449.

                         CMP Media Inc. and Subsidiaries
             Notes to Consolidated Financial Statements -- Continued
               (in thousands, except share and per share amounts)

10.   INCENTIVE PLANS:

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

      Employee Stock Incentive Plan

      In December 1996, the Company adopted the CMP Media Inc. Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of non-qualified and incentive stock options to key employees of the Company for the purchase of up to 1,132,560 shares of the Company's Class A Common Stock. The Stock Incentive Plan also permits the award of stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock. The expiration date for options granted under the Stock Incentive Plan is the tenth anniversary of the date of grant. The exercise price of options granted is equal to the market value per share on the dates of grant. Options granted during 1998 vest over periods ranging from three to five years. On February 9, 1999, the Compensation Committee of the Board of Directors of the Company authorized the immediate vesting of all options held by employees under the Stock Incentive Plan in the event of a sale or merger which results in a change of control of the Company.

      On October 20, 1998, the Company repriced the outstanding options held by all employees other than members of senior management and options held by the Company's Board of Directors. The exercise price of the options was reduced to $12.72 from prices ranging from $16.38 to $26.00, with the condition that the repriced options cannot be exercised for one year after the date of repricing. The market price of the Company's Class A Common Stock at the date of the repricing was $10.25.

      Information regarding the Executive Stock Option Agreements and the Stock Incentive Plan is summarized below:

                                                                       Weighted
                                                                        Average
                                                      Number of        Exercise
                                                       Shares            Price
                                                     ----------       ----------
Outstanding at January 1, 1996 ................            --               --
  Granted .....................................       2,642,640       $    12.72
                                                     ----------       ----------
Outstanding at December 31, 1996 ..............       2,642,640       $    12.72
  Granted .....................................         814,655            17.25
  Terminated and cancelled ....................          (5,750)           22.00
                                                     ----------       ----------
Outstanding at December 31, 1997 ..............       3,451,545       $    13.77
  Granted .....................................         240,600            20.70
  Terminated and cancelled ....................        (112,717)           19.90
                                                     ----------       ----------
Outstanding at December 31, 1998 ..............       3,579,428       $    12.80
                                                     ==========       ==========

      The range of exercise prices for options outstanding that were held by employees at December 31, 1998 was: 3,549,121 options at $12.72 per share and 30,307 options at prices ranging from $10.75 to $26.25 per share. The weighted average exercise price of options outstanding at December 31, 1998 of $12.80 reflects the October 20, 1998 repricing of options as described above. The number of options which were exercisable as of December 31, 1998 and 1997 were 123,831 and 58,730, respectively.

      Directors' Stock Compensation Plan

      Under the CMP Media Inc. Directors' Stock Compensation Plan (the "Directors' Plan") the Company may grant stock options to

                         CMP Media Inc. and Subsidiaries
             Notes to Consolidated Financial Statements -- Continued
               (in thousands, except share and per share amounts)

members of the Company's Board of Directors as part of the Directors' annual compensation. The Company has reserved 35,000 shares of Class A Common Stock for issuance under the Directors' Plan. As of December 31, 1998, approximately 8,400 options were granted to Directors. These options were granted at exercise prices equal to the market value per share on the date of grant. The options vest over three years and expire on the tenth anniversary of the date of the grant. On February 9, 1999, the Board of Directors of the Company authorized the immediate vesting of all options held by directors under the Directors' Plan in the event of a sale or merger which results in a change of control of the Company.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations in accounting for its incentive plans. Accordingly, since all options granted to date have been granted at exercise prices equal to market value on date of grant, no compensation expense has been recognized by the Company in connection with stock options for the years ended December 31, 1998, 1997 and 1996. The weighted-average grant-date fair value of the options granted during 1998 was estimated as approximately $2,630 using the Black-Scholes option-pricing model. In calculating fair value, the following assumptions were used for options granted during 1998: dividend yield of 0%, volatility of 50%, risk-free interest rate of 5.4% and an expected life of 4 years. For 1997 and 1996, the following assumptions were used for options granted prior to the
Offering: dividend yield of 5%, volatility of 0%, risk-free interest rate of 6.5% and an expected life of six years. For 1997 options granted at the date of the Offering and subsequent to the Offering, the following assumptions were used in calculating fair value: dividend yield of 0%, volatility of 40%, risk-free interest rate of 6% and an expected life of four years. Had compensation cost for the Company's stock option awards been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") the Company's unaudited pro forma net income, unaudited pro forma net income per share-basic and unaudited pro forma net income per share-diluted for the years ended December 31, 1998, 1997 and 1996 would have been $9,094, $0.39, and $0.38, $16,931, $0.75 and $0.73 and $16,036,
$0.72 and $0.72, respectively.

b.    Executive Stock Purchase Agreements


      On November 27, 1996, three senior executives acquired 1,321,320 shares of the Company's outstanding Class A Common Stock from principal stockholders of the Company for $1,386 in cash. At the date of purchase, the aggregate market value of the shares was $16,800. The Company is recording $15,414 in non-cash compensation expense pro rata over the vesting periods ranging from seven to nine years. Compensation expense for 1998, 1997 and 1996 was $2,420, $1,924 and $240, respectively. Under the terms of the purchase, in the event of a merger or sale which results in a change of control of the Company, vesting will accelerate with respect to the same percentage of such shares as the percentage of shares of the principal stockholders of the Company sold in such merger or sale.

c.    Equity Appreciation Plan

      In 1988, the Company established an equity appreciation plan (the "Equity Appreciation Plan") for certain key employees and directors which provides for incentive deferred compensation in the form of Share Appreciation Rights ("SARs") pursuant to formulas contained in the Equity Appreciation Plan. All SARs are granted at the discretion of the Company's Board of Directors. The SARs normally are subject to a nine-year redemption schedule beginning, at the election of the participant, as early as June 30, 1993, and ending on June 30, 2002, unless the Board of Directors provides an extension. Under the redemption schedule, a participant must have redeemed at least 20% of his or her SARs as of June 30, 1998, 40% as of June 30, 1999, 60% as of June 30, 2000, 80% as of June
30, 2001 and 100% as of June 30, 2002; provided, however, that no more than 20% of a participant's SARs may be redeemed in any one year. The Board of Directors has the discretion to accelerate the payment of any or all redemptions and payments. Pursuant to the Equity Appreciation Plan, approximately $(1,771), $2,486 and $1,952 were (credited) charged to operations in 1998, 1997 and 1996, respectively. As of December 31, 1998 and 1997, $7,099 and $10,632 respectively, has been accrued for payment under the Equity Appreciation Plan.

d.    Employee Stock Purchase Plan

      During 1997, the Company adopted the CMP Media Inc. Employee Stock Purchase Plan (the "Purchase Plan") which grants options to eligible employees to purchase shares of the Company's Class A Common Stock. Under the Purchase Plan, substantially all employees may purchase shares of Class A Common Stock, subject to certain limitations. The purchase price will be the lower of 85% of the fair market value of the Class A Common Stock on the grant date or 85% of the fair market value of the Class A Common Stock on the exercise date. Options granted under the Purchase Plan will be exercised six months after the grant date. Purchases are limited to 10% of an employee's eligible compensation, subject to the maximum amount permitted by the Purchase Plan. An aggregate of 1,500,000 shares of Class A Common Stock of the Company has been reserved for issuance under the Purchase Plan. Of this amount, 24,980 shares were issued under the Purchase Plan during the year ended December 31, 1998. The Company applies APB No. 25 and related interpretations in accounting for its incentive plans. Had compensation cost for the Purchase Plan been determined based upon the fair value consistent with the methodology prescribed under SFAS No. 123, the Company's unaudited pro forma net income, unaudited pro forma net income per share-basic and unaudited pro forma net income per share-diluted would have been $9,849, $0.43 and $0.41, respectively for the year ended December 31, 1998. In calculating fair value, the following assumptions were used: dividend yield of 0%, volatility of 50%, risk-free interest rate of 5.3% and an expected life of six months.

                         CMP Media Inc. and Subsidiaries
             Notes to Consolidated Financial Statements -- Continued
               (in thousands, except share and per share amounts)

11.   INCOME TAXES:

      Income before provision for income taxes for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                   1998               1997               1996
                                 --------           --------           --------
Domestic ..............          $ 32,504           $ 35,217           $ 32,388
Foreign ...............           (14,920)            (4,480)            (4,625)
                                 --------           --------           --------
                                 $ 17,584           $ 30,737           $ 27,763
                                 ========           ========           ========

      The provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                             1998           1997           1996
                                           -------        -------        -------
U.S. Federal income taxes:
    Current ........................       $ 8,336        $ 8,274        $  --
    Deferred .......................          (106)        (8,803)          --
State and local income taxes:
    Current ........................         2,203          2,345            446
    Deferred .......................          (297)        (1,819)           207
Foreign income taxes, net ..........        (2,557)           453            251
                                           -------        -------        -------
                                           $ 7,579        $   450        $   904
                                           =======        =======        =======

      In connection with the Offering (see Note 2m.), the Company converted from an S corporation to a C corporation and recorded a cumulative deferred tax benefit of approximately $7,600. A reconciliation of the U.S. federal statutory rate to the historical effective income tax rates of the Company for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                         1998          1997          1996
                                                        ------        ------        ------
U.S. federal statutory rate ......................        35.0%         35.0%         35.0%
Benefit of S corporation status ..................        --           (16.0)        (35.0)
State and local income taxes .....................         5.9           4.8           2.4
Foreign income taxes .............................         3.3           1.5           0.9
Operating expenses disallowed for tax purposes ...         2.4           0.9          --
Tax exempt interest ..............................        (3.3)         (0.3)         --
One-time cumulative deferred tax benefit .........        --           (24.4)         --
Other miscellaneous ..............................        (0.2)         --            --
                                                        ------        ------        ------
                                                          43.1%          1.5%          3.3%
                                                        ======        ======        ======

      The components of the net deferred income tax asset as of December 31, 1998 and 1997 are as follows:

                                                          1998           1997
                                                        --------       --------
Accounts receivable ..............................      $  1,546       $  1,150
Accruals for operating expenses ..................         6,462          4,546
Property, equipment and leasehold improvements ...           816            535
Deferred compensation ............................           179          2,505
Investments in unconsolidated affiliates .........         3,048          2,713
Valuation allowance ..............................          (442)          (442)
                                                        --------       --------
                                                        $ 11,609       $ 11,007
                                                        ========       ========

                         CMP Media Inc. and Subsidiaries
             Notes to Consolidated Financial Statements -- Continued
               (in thousands, except share and per share amounts)

11.   INCOME TAXES: -- Continued

      The pro forma provision for income taxes (unaudited) for the years ended December 31, 1997 and 1996 as if the Company had terminated its S corporation election prior to January 1, 1996 is as follows:

                                                       1997               1996
                                                     --------           --------
U.S. federal income taxes:
    Current ...............................          $ 15,719           $  6,853
    Deferred ..............................            (4,318)             2,223
State and local income taxes:
    Current ...............................             3,594              1,796
    Deferred ..............................            (1,066)               584
Foreign income taxes, net .................              (528)               251
                                                     --------           --------
                                                     $ 13,401           $ 11,707
                                                     ========           ========

      A reconciliation of the U.S. federal statutory rate to the pro forma effective income tax rates (unaudited) of the Company for the years ended December 31, 1997 and 1996 is as follows:

                                                            1997          1996
                                                           ------        ------
U.S. federal statutory rate ............................     35.0%         35.0%
State and local income taxes ...........................      5.4           5.4
Foreign income taxes ...................................      1.5           0.9
Operating expenses disallowed for tax purposes .........      2.0           1.2
Operating income with no income tax expense ............     --            (1.9)
Other ..................................................     (0.3)         (0.1)
Valuation allowance ....................................     --             1.7
                                                           ------        ------
                                                             43.6%         42.2%
                                                           ======        ======

12.   SEGMENT INFORMATION:

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for reporting information about operating segments. SFAS No. 131 introduced the management approach for segment reporting which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The adoption of SFAS No. 131 had no impact on the Company's consolidated results of operations, financial position or cash flows.

      The Company is organized on the basis of products and services. The Company's business units are strategic groups that offer different products and services. These business units have been aggregated into three segments: publishing, conferences and computer hardware/software testing. The publishing segment is a reportable segment. For purposes of reporting under SFAS No. 131, the conference and computer hardware/software testing segments have been combined in an "all other" category.

      Publishing: the publishing segment consists of the Company's business units that provide information and services about information technology to the builders, sellers and users of technology worldwide. This segment is comprised of the Company's domestic and international publications (both in print and online), Internet products and services, research services, reprints, list rental, licensing and advertising sales representation.

      Conferences: This segment consists of various conferences and exhibitions sponsored by the Company within the information technology industry.

      Computer Hardware/Software Testing: This business consists of a lab which provides hardware/software testing services to hardware/software manufacturers, corporations and government agencies.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment revenues. Segment data includes a charge allocating corporate-headquarters costs. Management evaluates the performance of its segments and allocates resources to them based on income or loss before income taxes.

      The table below presents information about reportable segments for the years ended December 31, 1998, 1997 and 1996. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

                                                    1998
                              -------------------------------------------------
                                                         Reconciling
                              Publishing     All Other     Items(1)      Total
                              ----------     ---------   -----------   ---------
Revenues.....................  $463,378      $ 14,183      $     --    $477,561
Income (loss) before taxes...    22,089        (1,657)       (2,848)     17,584

Specified items included in segment income (loss) before taxes:

Depreciation and amortization
   expense...................    11,833           753           511      13,097
Loss from equity investments.     1,269            --            --       1,269


(1) Reconciling items primarily include unallocated corporate expenses and interest income, net.

                                                   1997
                              -------------------------------------------------
                                                          Reconciling
                              Publishing     All Other      Items(1)     Total
                              ----------     ---------    -----------   --------
Revenues.....................  $470,128       $ 3,723      $     --    $473,851
Income (loss) before taxes...    43,957           517       (13,737)     30,737

Specified items included in segment income (loss) before taxes:

Depreciation and amortization
   expense...................     7,791            18           962       8,771
Loss from equity investments.     8,374            --            --       8,374

(1)  Reconciling items primarily include unallocated corporate expenses.

                                                   1996
                              -------------------------------------------------
                                                          Reconciling
                              Publishing     All Other      Items(1)    Total
                              ----------     ---------    -----------  --------
Revenues.....................  $414,208       $ 3,851      $     --    $418,059
Income (loss) before taxes...    38,709           610       (11,556)     27,763

Specified items included in segment income (loss) before taxes:

Depreciation and amortization
   expense...................     6,360            85           876       7,321
Loss from equity investments.     1,332            --            --       1,332

(1)  Reconciling items primarily include unallocated corporate expenses.

     The following table provides revenue and long-lived asset information by geographic area for the years ended December 31, 1998, 1997 and 1996:

                            REVENUE                  LONG-LIVED ASSETS
                    -----------------------       -----------------------
                    1998      1997     1996       1998      1997     1996
                    ----      ----     ----       ----      ----     ----
United States.....  $450,041  $458,739  $407,609   $27,422   $27,335  $25,971
Foreign...........    27,520    15,112    10,450     2,581       496      490

      Foreign revenue is based on the country in which the legal subsidiary/ branch is domiciled. Revenue from no single foreign country was material to the consolidated revenue of the Company in each year.

13.   EMPLOYEE BENEFIT PLANS:

a.    Defined Benefit Pension Plan

      As of December 31, 1992, substantially all employees of the Company were covered under a noncontributory defined benefit pension plan (the "Pension Plan"). As of January 1, 1993, the Pension Plan was amended and frozen so that employees have earned no further benefits for subsequent services. Subsequent services have continued to be the basis for vesting of benefits not yet vested at December 31, 1992 and the Pension Plan will continue to hold assets and pay benefits. This amendment was treated as a curtailment for the year ended December 31, 1992. The Company has funded the Pension Plan in accordance with the Employee Retirement Income Security Act of 1974.

                         CMP Media Inc. and Subsidiaries
             Notes to Consolidated Financial Statements -- Continued
               (in thousands, except share and per share amounts)

13.   EMPLOYEE BENEFIT PLANS: -- Continued

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), which standardizes disclosures and eliminates those that are no longer considered useful. SFAS No. 132 does not change the measurement or recognition of costs for pension plans. The Company continues to report pension expense in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"), and Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits".

      The following tables provide a reconciliation of the changes in the Pension Plan's benefit obligation and fair value of assets for the years ended December 31, 1998 and 1997, and a statement of the funded status as of December 31, 1998 and 1997:

                                                           1998           1997
                                                         -------        -------
Reconciliation of benefit obligation:
   Obligation at January 1                               $ 1,915        $ 2,117
   Interest cost                                             133            148
   Actuarial (gain) loss                                     186            (81)
   Settlements                                              (633)          (269)
                                                         -------        -------
   Obligation at December 31                               1,601          1,915
                                                         -------        -------

Reconciliation of fair value of plan assets:
   Fair value of plan assets at January 1                  1,613          1,787
   Actual return on plan assets                               76             95
   Employer contributions                                     94           --
   Settlements                                              (633)          (269)
                                                         -------        -------
   Fair value of plan assets at December 31                1,150          1,613
                                                         -------        -------

Funded status:
   Funded status at December 31                             (451)          (302)
   Unrecognized transition asset                            (244)          (418)
   Unrecognized loss                                         660            779
                                                         -------        -------
   Net amount recognized                                 $   (35)       $    59
                                                         =======        =======

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 1998 and 1997:

                                                            1998          1997
                                                          -------       -------
Accrued benefit liability                                 $  (451)      $  (302)
Minimum pension liability                                     416           361
                                                          -------       -------
Net amount recognized                                     $   (35)      $    59
                                                          =======       =======

Other comprehensive income attributable to change
   in additional minimum liability recognition            $    55       $  (107)
                                                          =======       =======

                         CMP Media Inc. and Subsidiaries
             Notes to Consolidated Financial Statements -- Continued
               (in thousands, except share and per share amounts)

13.   EMPLOYEE BENEFIT PLANS: -- Continued

The following table provides the components of net periodic benefit cost for the Pension Plan for the years ended December 31, 1998, 1997 and 1996:

                                                1998         1997         1996
                                               ------       ------       ------
Interest cost                                  $  133       $  148       $  143
Expected return on plan assets                    (80)         (89)         (85)
Amortization of transition asset                  (74)         (85)         (85)
Amortization of net loss                           39           52           56
                                               ------       ------       ------
Net periodic benefit cost                          18           26           29
Settlement loss                                   170           53         --
                                               ------       ------       ------
Net periodic benefit cost after
   curtailments and settlements                $  188       $   79       $   29
                                               ======       ======       ======

The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                                    1998       1997       1996
                                                   ------     ------     ------
Weighted average assumptions as of December 31:
   Discount rate                                     6.50%      7.00%      7.00%
   Expected return on plan assets                    5.00%      5.00%      5.00%
   Rate of compensation increase                      N/A        N/A        N/A

b.    Profit Sharing Plan

      Substantially all employees of the Company are covered by a defined-contribution plan (the "Profit Sharing Plan"). The Profit Sharing Plan provides that employees may make annual pre-tax contributions of up to 15% of their eligible compensation pursuant to Section 401(k) of the Internal Revenue Code. Through December 31, 1996, the Company contributed an amount equal to 25% of each employee's contribution up to 1.5% of the employee's eligible compensation. As of January 1, 1997, the Company contributes an amount equal to 50% of each employee's contribution up to 3% of the employee's eligible compensation. In addition, under the profit sharing component of the Profit Sharing Plan, the Company contributes a minimum annual amount per eligible participant and at its discretion, the Company has also made additional annual contributions as defined in the Profit Sharing Plan. The provision for both the matching and discretionary contributions amounted to $6,371, $6,150 and $5,165 in 1998, 1997 and 1996, respectively.

14.   RELATED PARTY TRANSACTIONS:

      During 1997 and 1996, certain stockholders of the Company held a 15% ownership interest in the facility which the Company leases as its principal offices. This ownership interest was sold effective January 1, 1998. The existing lease expires in November 2014. Total rental expense with respect to this lease was approximately $4,600 and $4,500 for the years ended December 31, 1997 and 1996, respectively (see Note 15). The Company has a note receivable from one of its executive officers, the unpaid principal amount of which was $750 and $760 as of December 31, 1998 and 1997, respectively. This note, which bears interest at a rate which approximates LIBOR, provides for quarterly interest payments and annual principal payments of $10 per year through 2003, $20 per year through 2013 and $50 per year through 2023. In addition, in April 1997, the Company guaranteed a loan of $3,000 to one of its senior executives. As of December 31, 1998, the balance of the loan and related guarantee was $1,200. The loan is from one of the financial institutions with which the Company has its revolving credit agreement. The amount available to the Company for borrowings under its revolving credit agreement (see Note 7) is reduced by the amount of this guarantee. This loan will be payable in November 2001 and is guaranteed through such date. The Company is obligated to extend the guarantee through December 31, 2005 at the request of the senior executive. The Company incurred expenses of approximately $605, $623 and $544 for the years ended December 31, 1998, 1997 and 1996, respectively, on behalf of a not-for-profit organization managed by the Co-Chairpersons of the Company.

                         CMP Media Inc. and Subsidiaries
             Notes to Consolidated Financial Statements -- Continued
               (in thousands, except share and per share amounts)

15.   COMMITMENTS AND CONTINGENCIES:

      The Company leases its office facilities and certain office equipment under non-cancelable operating leases expiring in various years through 2014. Future minimum lease payments as of December 31, 1998 are as follows:

      Year Ending December 31,
      ------------------------
              1999                                    15,990
              2000                                    15,524
              2001                                    15,193
              2002                                    14,048
              2003                                    13,350
           Thereafter                                119,685
                                                   ---------
                                                   $ 193,790
                                                   =========

      Future minimum lease payments have not been reduced for future minimum sublease rental receipts aggregating approximately $4,000. In addition, certain of the above leases are subject to escalation clauses for taxes and other expenses. Rent expense amounted to $12,195, $10,739 and $9,851 in 1998, 1997 and 1996, respectively.

      The Company has employment agreements with three senior executives. The agreements provide minimum terms for base compensation and fringe benefits. The agreements also contain confidentiality and non-competition clauses ranging from three to five years as well as termination provisions. The Company is accruing the probable amount of expected termination costs over the expected service period. The maximum contingent liability under such agreements at December 31, 1998 was approximately $17,000.

      In March 1999, the Company entered into written agreements with certain key employees which provide for the payment of bonuses if such employees do not resign from employment with the Company for periods ranging from 60 to 90 days after consummation of a merger or sale resulting in a change of control of the Company (a "Transaction") (see Note 1). The minimum amount contingently payable under these agreements is estimated to be approximately $13.7 million. The amount ultimately payable under certain of these agreements is dependent on the purchase price paid in connection with such Transaction.

      Also in March 1999, the Company entered into agreements with certain key employees which provide for severance payments if their employment is terminated after a Transaction resulting in a change of control of the Company, or if their employment is terminated without cause prior to such Transaction by reason of a workforce-reduction or job-elimination. Many of such agreements include non-competition covenants, the violation of which by a subject employee would relieve the Company of the obligation to make further payments to such employee. The amount contingently payable under these agreements is estimated to be approximately $12.8 million.

      In the normal course of business, the Company is sometimes named as a defendant in litigation. In the opinion of management, based upon the advice of counsel, any uninsured liability which may result from the resolution of any present litigation or asserted claim will not have a material effect on the Company's financial position, results of operations or cash flows.

16.   QUARTERLY FINANCIAL DATA (UNAUDITED):

1998                                          March 31,          June 30,         September 30,      December 31,         Total
----                                        ------------       ------------       ------------       ------------      ------------
Revenues                                    $    109,185       $    126,055       $    117,470       $    124,851      $    477,561
Operating costs and expenses                     108,534            120,603            115,702            116,686           461,525
                                            ------------       ------------       ------------       ------------      ------------
Income from operations                               651              5,452              1,768              8,165            16,036
Gain on sales(1)                                     828                492               --                 --               1,320
Other income (expense), net                          593                (62)              (462)               159               228
                                            ------------       ------------       ------------       ------------      ------------
Income before provision
  for income taxes                                 2,072              5,882              1,306              8,324            17,584
Provision for income  taxes (2)                      893              2,535                563              3,588             7,579
                                            ------------       ------------       ------------       ------------      ------------
Net income                                  $      1,179       $      3,347       $        743       $      4,736      $     10,005
                                            ============       ============       ============       ============      ============

Net income per share-- basic                $       0.05       $       0.14       $       0.03       $       0.21      $       0.43
                                            ============       ============       ============       ============      ============
Weighted average shares
   outstanding-- basic                        23,110,386         23,110,386         23,081,118         23,053,722        23,088,903
                                            ------------       ------------       ------------       ------------      ------------

Net income per  share-- diluted             $       0.05       $       0.14       $       0.03       $       0.20      $       0.42
                                            ============       ============       ============       ============      ============
Weighted average shares
  outstanding-- diluted                       24,389,551         24,262,312         23,566,214         23,412,337        23,907,604
                                            ============       ============       ============       ============      ============

                         CMP Media Inc. and Subsidiaries
             Notes to Consolidated Financial Statements -- Continued
               (in thousands, except share and per share amounts)

16.   QUARTERLY FINANCIAL DATA (UNAUDITED): -- Continued

1997                                          March 31,          June 30,         September 30,      December 31,         Total
----                                        ------------       ------------       ------------       ------------      ------------
Revenues                                    $    101,914       $    125,004       $    114,179       $    132,754      $    473,851
Operating costs and expenses                     102,858            111,421            107,374            117,312           438,964
                                            ------------       ------------       ------------       ------------      ------------
Income (loss) from operations                       (944)            13,583              6,805             15,442            34,887
Gain on sales(1)                                    --                 --                3,042                969             4,011
Other income (expense), net                       (3,047)            (2,076)            (3,171)               133            (8,161)
                                            ------------       ------------       ------------       ------------      ------------
Income (loss) before provision
  (benefit) for income taxes                      (3,991)            11,507              6,676             16,544            30,737
Provision (benefit) for income
  taxes                                             (133)               383             (2,939)             3,139               450
                                            ------------       ------------       ------------       ------------      ------------
Net income (loss)                           $     (3,858)      $     11,124       $      9,615       $     13,405      $     30,287
                                            ============       ============       ============       ============      ============
Historical income (loss) before
  provision (benefit) for income
  taxes                                     $     (3,991)      $     11,507       $      6,676       $     16,544      $     30,737
Pro forma provision (benefit) for
  income taxes(2)                                 (1,740)             5,017              2,911              7,213            13,401
                                            ------------       ------------       ------------       ------------      ------------
Pro forma net income (loss)                 $     (2,251)      $      6,490       $      3,765       $      9,331      $     17,336
                                            ============       ============       ============       ============      ============
Pro forma net income (loss) per
  share-- basic(3)                          $      (0.10)      $       0.29       $       0.17       $       0.40      $       0.77
                                            ============       ============       ============       ============      ============
Pro forma weighted average shares
  outstanding-- basic(3)                      22,361,777         22,361,777         22,429,722         23,110,114        22,565,848
                                            ------------       ------------       ------------       ------------      ------------
Pro forma net income (loss) per
  share-- diluted(3)                        $      (0.10)      $       0.29       $       0.16       $       0.39      $       0.75
                                            ============       ============       ============       ============      ============
Pro forma weighted average shares
  outstanding-- diluted(3)                    22,361,777         22,361,777         24,072,904         24,033,162        23,206,073
                                            ============       ============       ============       ============      ============

----------
(1)   See Note 3c -- Acquisitions, Investments and Dispositions

(2)   See Note 11 -- Income Taxes

(3) See Note 2n-- Net Income Per Share and Weighted Average Common Shares Outstanding

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Company is incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"), and information with respect to Executive Officers of the Company is set forth in Part I, Item 1 of this Report under the heading "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is incorporated herein by reference to the 1999 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    Consolidated Financial Statements of CMP Media Inc. and Subsidiaries
            included in Item 8 herein.

      2. Financial Statement Schedule of CMP Media Inc. and Subsidiaries for three years ended December 31, 1998:

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

            *3.3        Restated Certificate of Incorporation of CMP Media Inc.

            *3.4        Amended and Restated Bylaws of CMP Media Inc.

            *4.1        Reference is made to Exhibits 3.3 and 3.4

            *4.2        Specimen Class A Common Stock Certificate

            *4.3        1997 Leeds Family Stockholders' Agreement

            *10.1 Employment Agreement dated November 27, 1996 between CMP Media Inc. and Michael S. Leeds

            *10.2 Share Purchase Agreement, dated November 27, 1996, among Gerard G. Leeds, Lilo J. Leeds, CMP Media Inc. and Michael S. Leeds

            *10.3 Stockholders' Agreement, dated November 27, 1996, among CMP Media Inc., Gerard G. Leeds, Lilo J. Leeds and Michael S. Leeds

            *10.4 Option Agreement, dated November 27, 1996, between CMP Media Inc. and Michael S. Leeds

            *10.5 Employment Agreement dated November 27, 1996 between CMP Media Inc. and Daniel H. Leeds

            *10.6 Share Purchase Agreement, dated November 27, 1996, among Gerard G. Leeds, Lilo J. Leeds, CMP Media Inc. and Daniel H. Leeds

            *10.7 Stockholders' Agreement, dated November 27, 1996, among CMP Media Inc., Gerard G. Leeds, Lilo J. Leeds and Daniel H. Leeds

            *10.8 Option Agreement, dated November 27, 1996, between CMP Media Inc. and Daniel H. Leeds

            *10.9 Employment Agreement dated November 27, 1996 between CMP Media Inc. and Kenneth D. Cron

            *10.10 Share Purchase Agreement, dated November 27, 1996, among Gerard G. Leeds, Lilo J. Leeds, CMP Media Inc. and Kenneth D. Cron

            *10.11 Stockholders' Agreement, dated November 27, 1996, among CMP Media Inc., Gerard G. Leeds, Lilo J. Leeds and Kenneth D. Cron

            *10.12 Option Agreement, dated November 27, 1996, between CMP Media Inc. and Kenneth D. Cron

            *10.13      CMP Media Inc. 1996 Stock Option Plan

            *10.14      CMP Media Inc. Pension Plan

            *10.15 CMP Media Inc. Profit Sharing and Retirement Savings Plan and Trust

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

            *10.20 Sixth Amendment to the Credit Agreement by and among CMP Media Inc., Fleet National Bank and The Chase Manhattan Bank, dated April 15, 1997

            *10.21      CMP Media Inc. Directors' Stock Compensation Plan

            *10.22      CMP Media Inc. Stock Incentive Plan

            *10.23 Seventh Amendment to the Credit Agreement by and among CMP Media Inc., Fleet National Bank and The Chase Manhattan Bank

            10.24 Eighth Amendment to the Credit Agreement by and among CMP Media Inc., Fleet National Bank and The Chase Manhattan Bank

            *16         Letter from Miller, Ellin & Company

            21          Subsidiaries of CMP Media Inc.

            23.1        Consent of PricewaterhouseCoopers L.L.P.

            27          Financial Data Schedule for the year ended December 31,
                        1998

----------
      * Incorporated by reference to the corresponding exhibit of the Registrant's Registration Statement on Form S-1 (File No. 333-26741).

(b) The following reports on Form 8-K were filed during the Registrant's quarter ended December 31, 1998:

      An Item 5 report on Form 8-K, dated November 12, 1998, was filed reporting Registrant's financial results for the nine months and fiscal quarter ended September 30, 1998.

                      Report Of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors and Stockholders
OF CMP MEDIA INC.:

      Our audits of the consolidated financial statements referred to in our report dated February 10, 1999, except for note 15, as to which the date is March 30, 1999, appearing on page 22 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New York, New York
February 10, 1999,
  except for note 15 as to which
  the date is March 30, 1999

                         CMP Media Inc. and Subsidiaries

                 Valuation and Qualifying Accounts and Reserves
                     as of December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                   Additions
                                      Balance at   Charged to
                                     Beginning of  Costs and     Write-     Balance at
Description                             Period     Expenses      offs     End of Period
-----------                             ------     --------      ----     -------------
Allowance for Doubtful Accounts at
     December 31, 1998 ...........      $3,631       3,074      (2,594)      $4,111
                                        ======      ======      ======       ======
Allowance for Doubtful Accounts at
     December 31, 1997 ...........      $3,189       3,100      (2,658)      $3,631
                                        ======      ======      ======       ======
Allowance for Doubtful Accounts at
     December 31, 1996 ...........      $2,945       2,216      (1,972)      $3,189
                                        ======      ======      ======       ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                     CMP MEDIA INC.
                                     (Registrant)

                                     By: /s/ MICHAEL S. LEEDS
                                         -------------------------------------
                                         Michael S. Leeds
                                         President and Chief Executive Officer

Date: March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          Signature                              Title                              Date
          ---------                              -----                              ----
/s/ MICHAEL S. LEEDS                  President, Chief Executive                March 30, 1999
---------------------------------     Officer and a Director
Michael S. Leeds                      (Principal Executive Officer)

/s/ KENNETH D. CRON                   Executive Vice President,                 March 30, 1999
---------------------------------     President of Publishing and a
Kenneth D. Cron                       Director

/s/ DANIEL H. LEEDS                   Executive Vice President,                 March 30, 1999
---------------------------------     President of International and
Daniel H. Leeds                       a Director

/s/ JOSEPH E. SICHLER                 Executive Vice President and              March 30, 1999
---------------------------------     Chief Financial Officer (Principal
Joseph E. Sichler                     Financial Officer and Principal
                                      Accounting Officer)

/s/ GERARD G. LEEDS                   Director, Co-Chairperson of               March 30, 1999
---------------------------------     Board of Directors
Gerard G. Leeds

/s/ LILO J. LEEDS                     Director, Co-Chairperson of               March 30, 1999
---------------------------------     Board of Directors
Lilo J. Leeds

/s/ RICHARD W. ANDERSON               Director                                  March 30, 1999
---------------------------------
Richard W. Anderson

/s/ RICHARD A. LEEDS                  Director                                  March 30, 1999
---------------------------------
Richard A. Leeds

/s/ SHARON LEE PATRICK                Director                                  March 30, 1999
---------------------------------
Sharon Lee Patrick