Form 10-K405/A
period 1998-12-31
CMP MEDIA INC
filed 1999-04-30
CIK 1034139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)
(Mark one)
|X|               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       or

|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                         Commission File Number 0-22789

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

       (Registrant's telephone number, including area code) (516) 562-5000

           Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                Name of Each Exchange on Which Registered
  -------------------                -----------------------------------------
         None                                           None

           Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Based on the closing sales price on March 16, 1999, the aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant was approximately $174,835,800 as of such date.

As of March 16, 1999, the Registrant had outstanding 7,038,875 shares of Class A Common Stock, and 16,043,004 shares of Class B Common Stock.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to executive officers of the Company is set forth in
Part I, Item 1 under the heading "Executive Officers of the Company" in the Company's Form 10-K for the year ended December 31, 1998. The directors of the Company are as follows:

                     Name                               Age
                    ------                             ------
                     Richard W. Anderson...............  61
                     Kenneth D. Cron...................  42
                     Daniel H. Leeds...................  43
                     Gerard G. Leeds...................  76
                     Lilo J. Leeds.....................  71
                     Michael S. Leeds..................  46
                     Richard A. Leeds..................  45
                     Sharon Lee Patrick................  56

Richard W. Anderson was elected a director of the Company in October 1997 and is the Chairperson of the Audit Committee and a member of the Compensation Committee of the Board. Mr. Anderson retired in 1997 as Vice President and General Manager of the Microwave and Communications Group of Hewlett-Packard Company, after having been employed by that company for 38 years. After retiring from Hewlett-Packard, he became Executive Chairman and CEO of Microelectronics Technology Incorporated, a position he held until October of 1998. Mr. Anderson is also a director of Wireless Data Corporation, ScyTek Laboratories, Inc., Microelectronics Technology Incorporated and Novalux.

Kenneth D. Cron is an Executive Vice President of the Company and has been its President of Publishing since 1994. He joined the Company in 1978 and held various sales, publishing and group publishing positions in its technology publications business prior to assuming his present responsibilities. He was elected a director of the Company in October 1997.

Daniel H. Leeds is an Executive Vice President of the Company and has been the President of International of the Company since 1992. He joined the Company in 1985 and held positions in its printing and electronic publishing businesses prior to assuming his present responsibilities. He has served as a director of the Company since 1987.

Gerard G. Leeds has been a director since 1971 when he and his wife, Lilo Leeds, founded the Company. Mr. Leeds served as the President and Chief Executive Officer of the Company until 1988 when he assumed his current position as Co-Chairperson of the Board. Mr. Leeds also serves as Co-Chairperson and a director of Institute for Student Achievement, Inc., a not-for-profit public charity.

 Lilo J. Leeds has been a director since 1971 when she and her husband, Gerard Leeds, founded the Company. Mrs. Leeds served as a Senior Vice President of the Company until 1987 when she was appointed Chairperson of the Board. In 1988, she became Co-Chairperson of the Board. Mrs. Leeds also serves as Co-Chairperson and a director of Institute for Student Achievement, Inc., a not-for-profit public charity.

Michael S. Leeds has been the President and Chief Executive Officer of the Company since 1988. He joined the Company in 1984 and, prior to assuming his present responsibilities, held publishing and group publishing positions in its travel publications business and led the Company's entry into international publishing. He has served as a director of the Company since 1987.

Richard A. Leeds is the President of Computer Product Introductions Corp. Mr. Leeds has served as a director of the Company since February 1997 and previously served as a director from December 1991 to February 1993 and from February 1995 to February 1996.

Sharon Lee Patrick is the President and a director of Martha Stewart Living Omnimedia LLC. She was elected a director of the Company in October 1997 and is a member of the Audit Committee and the Chairperson of the Compensation Committee of the Board. Prior to joining Martha Stewart Living Omnimedia in 1997, she was an executive at Cablevision Systems Corporation and a partner of McKinsey & Company, Inc.

Item 11. EXECUTIVE COMPENSATION

The following table provides information concerning all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 1998 (collectively, the "Named Executive Officers") for all services rendered in all capacities to the Company in 1998, 1997 and 1996.

Summary Compensation Table

                                            Annual Compensation                                 Long-Term Compensation
                             -------------------------------------------------   --------------------------------------------------
                                                                                                    Securities
  Name & Principal                                              Other Annual     Restricted Stock    Underlying       All Other
      Position               Year      Salary       Bonus     Compensation (1)      Awards (2)        Options      Compensation (3)
      --------               ----      ------       -----     ----------------      ----------        -------      ----------------
Michael S. Leeds,            1998     $600,000   $  689,029             --                  --             --           $16,438
President & Chief            1997      600,000    1,092,458             --                  --             --            14,481
Executive Officer            1996      600,000    1,908,062             --          $6,606,000        755,040            13,236

Kenneth D. Cron,             1998     $500,000   $  525,889             --                  --             --           $19,907
President of Publishing      1997      500,000      900,727             --                  --             --            17,562
                             1996      500,000    1,727,316             --          $4,404,000        943,800            17,888

                                            Annual Compensation                                 Long-Term Compensation
                             -------------------------------------------------   --------------------------------------------------
                                                                                                    Securities
  Name & Principal                                              Other Annual     Restricted Stock    Underlying       All Other
      Position               Year      Salary       Bonus     Compensation (1)      Awards (2)        Options      Compensation (3)
      --------               ----      ------       -----     ----------------      ----------        -------      ----------------
Daniel H. Leeds,             1998     $450,000     $166,977       $138,752                  --             --           $15,860
President of                 1997      400,000      376,605        121,000                  --             --            13,967
International                1996      400,000      506,814        121,000          $4,404,000        943,800            12,461

Jeffrey L. Strief,           1998     $400,000     $335,467             --                  --             --           $15,860
Executive Vice President,    1997      375,000      625,000             --                  --         67,925            22,338
Technology Buyers            1996      325,000      675,001             --                  --             --            14,711

John Russell, Senior Vice    1998     $325,000     $260,134             --                  --             --           $17,016
President, Channel           1997      300,000      325,000             --                  --         51,123            24,685
                             1996      275,000      300,462             --                  --             --            16,262

----------
(1) The amounts shown for Daniel Leeds, who is based in Europe, reflect a cost of living allowance of $90,000 for 1998 and $80,000 for 1997 and 1996, reimbursement of educational expenses of $38,252 for 1998 and $35,000 for 1997 and 1996 and a car allowance of $6,000 for all years. The Company has not included in the Summary Compensation Table the value of incidental personal perquisites furnished by the Company to any of the other Named Executive Officers, since such value did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for any such Named Executive Officers.

(2) The amounts shown represent the fair market value of the restricted stock on the date of purchase (as determined by an independent appraisal) less the amount paid by each Named Executive Officer for such stock. Holders of restricted stock are entitled to dividends, if any, paid on the Company's Common Stock. Such stock is subject to restrictions on resale until December 31, 2003 in the case of Michael Leeds and December 31, 2005 in the case of Kenneth Cron and Daniel Leeds, except that as of January 1, 1998, a limited number of shares of restricted stock may be sold each year provided that the Company's market capitalization is a certain amount on the business day preceding the date of sale of such shares. Michael Leeds purchased a total of 566,280 shares of restricted stock with an appraised aggregate fair market value at the date of purchase of $7,200,000; Kenneth Cron purchased a total of 377,520 shares of restricted stock with an appraised aggregate fair market value at the date of purchase of $4,800,000; and Daniel Leeds purchased a total of 377,520 shares of restricted stock with an appraised aggregate fair market value at the date of the purchase of $4,800,000. At December 31, 1998, the aggregate fair market value of the restricted stock held by Michael Leeds, Kenneth Cron and Daniel Leeds was $10,334,610, $6,889,740 and $6,889,740, respectively. Under the terms of the purchase of restricted stock, in the event of a merger or sale which results in a change in control prior to March 1, 2000, vesting of the stock will accelerate the respect to the same percentage of such shares as the percentage of shares of the principal stockholders of the Company sold in such merger or sale.

(3) Amounts reported under "All Other Compensation" include in 1998: (a) contributions made by the Company on behalf of each Named Executive Officer under the Company's Profit Sharing and Retirement Savings Plan and (b) $231 for life insurance premiums paid by the Company for the benefit of each Named Executive Officer under the Company's group life insurance benefit plan.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                        Shares                      Number of Securities Underlying          Value of Unexercised
                       Acquired        Value         Unexercised Options / SARs at       In-the-Money Options / SARs at
                      on Exercise    Realized           Fiscal Year-End (1) (2)             Fiscal Year-End (1) (2)
                      -----------    --------       -------------------------------     ------------------------------
Name                                                Exercisable       Unexercisable      Exercisable     Unexercisable
----                                                -----------       -------------      -----------     -------------
Michael S. Leeds          (3)        $336,800          20,000             815,040          $250,800        $4,927,651
Kenneth D. Cron           (3)         336,800          67,190             956,610           511,761         5,710,533
Daniel H. Leeds           (3)         336,800          20,000           1,003,800           250,800         5,971,494
Jeffrey L. Strief         --               --          10,367              57,558            57,330           318,296
John Russell              --               --           7,507              43,616            41,514           241,196

----------
(1) As of December 31, 1998, Michael Leeds held 755,040 options, all of which were unexercisable; Kenneth Cron held 943,800 options, 47,190 of which were exercisable and 896,610 of which were unexercisable; and Daniel Leeds held 943,800 options, all of which were unexercisable. The value of exercisable and unexercisable options as included in the above table was calculated as the difference between the exercise price of the options and the fair market value of the Company's Class A Common Stock as of December 31, 1998. If there is a change in control prior to March 1, 2000, all of the options held by Kenneth Cron, Jeffrey Strief and John Russell will become 100 percent exercisable and all of the options held by Michael Leeds and Daniel Leeds will be waived and canceled.

(2) Under the Company's Equity Appreciation Plan (the "EAP"), certain Named Executive Officers hold share appreciation rights ("SARs"), the value of which is determined annually by a formula based on the Company's net sales and pre-tax earnings for the year. The terms of the EAP provide that participants must redeem 20% of their SARs by June 30 of each of the years 1998 through 2002. All payments under the EAP are in the form of cash. As of December 31, 1998, Michael Leeds, Kenneth Cron and Daniel Leeds each held 80,000 SARs under the EAP, 20,000 of which are redeemable in 1999 for $250,800 (which are therefore included as exercisable above) and 60,000 of which are redeemable in 2000 through 2002 (which are therefore included as unexercisable above). The value of 80,000 SARs at December 31, 1998 was $1,003,080. If there is a change in control prior to March 1, 2000, the remaining 60,000 SARs held by Michael Leeds, Kenneth Cron and Daniel Leeds would become redeemable for an amount based upon the value of the transaction.

(3) During 1998, in accordance with the EAP, Michael Leeds, Kenneth Cron and Daniel Leeds each redeemed 20% of their SARs. As all payments under the EAP are in the form of cash, no shares were issued upon redemption of the SARs; each individual received a cash payment of $336,800.

\
Pension Plan

The Company's noncontributory defined benefit pension plan (the "Pension Plan") was frozen as of December 31, 1992. No additional benefits have accrued since that date or will accrue in the future. The fixed benefit payable monthly under that Pension Plan for the life of each of the Named Executive Officers after retirement at age 65 is as follows:

            Name                                     Monthly Benefit
            ----                                     ---------------
            Michael S. Leeds                             $  728
            Kenneth D. Cron                               1,002
            Daniel H. Leeds                                 530
            Jeffrey L. Strief                               592
            John Russell                                    435

Employment Agreements

Michael Leeds, Daniel Leeds and Kenneth Cron each have an employment agreement with the Company. Each employment agreement is terminable at the will of either party, provided that the employee gives ninety days notice of any voluntary resignation or ten business days notice of a Resignation for Good Reason, or the Company gives ten business days notice of a Dismissal for Cause (as defined in the respective employment agreements). Each agreement provides that the employee shall be entitled to an annual base salary, the benefits provided to employees generally and an annual incentive bonus determined by the Compensation Committee of the Board of Directors.

Each agreement prohibits the disclosure or use of any of the Company's confidential or proprietary information. The agreements with Michael Leeds and Daniel Leeds provide that the employee will not compete with the Company for up to three years following termination of employment as long as the Company continues to pay cash compensation as determined under the respective agreements; provided, however, that such payments will be made only if employment with the Company terminates by reason of Dismissal Without Cause or Resignation for Good Reason (as defined in the respective employment agreements) and not by reason of voluntary resignation or Dismissal for Cause (as defined in the respective employment agreements) and only until the employee attains the age of sixty-five. The agreements with Michael Leeds and Daniel Leeds also provide that, upon termination of employment by reason of retirement at or after attainment of age 65, the Company has the right to require, at its option, continued compliance with the non-compete covenants for a period of up to two additional years as long as the Company continues to pay an amount equal to that determined under the agreements. The agreement with Mr. Cron provides that he will not compete with the Company for up to five years following termination of employment as long as the Company pays him cash compensation as determined under his employment agreement. The agreement with Mr. Cron also provides that, upon termination of employment by reason of retirement at or after attaining age 65, the Company has the right to require, at its option, continued compliance with the non-compete covenants for a period of up to five additional years as long as the Company continues to pay cash compensation determined under his employment agreement.

Jeffrey Strief and John Russell entered into agreements with the Company as of March 1, 1999 which provide that in the event of a change in control of the Company prior to March 1, 2000 they would provide services to the Company as senior executives for a period of three years from the date of the change in control. The Agreements provide for the payment of base salary of at least $400,000 to Mr. Strief and $350,000 to Mr. Russell plus annual incentive bonuses. The Agreements also provide that in the event of a change in control, the vesting of all outstanding stock options of Messrs. Strief and Russell would accelerate and the Company would pay each of them a bonus based upon the value of the transaction, and a gross-up bonus in the event such payments and benefits are subject to excise taxes. Messrs. Strief and Russell also have agreed to certain restrictive covenants for the duration of the Agreements, including prohibitions on their competition with the Company, solicitation of employees of the Company, interference with the Company's contractual relationships, and disclosure of the Company's confidential information.

Board Committees, Meetings and Compensation

The Board of Directors has a standing Audit Committee and Compensation Committee. It does not have a nominating committee or a committee performing similar functions. The Audit Committee consists solely of Mr. Anderson and Ms. Patrick and held three meetings in 1998. The Compensation Committee consists solely of Mr. Anderson and Ms. Patrick and held two meetings during 1998.

The Board of Directors held a total of four meetings during 1998 (including regularly scheduled and special meetings). Each director attended all of the meetings of the Board of Directors held during 1998 and all of the meetings held by the committees of the Board of Directors on which he or she served during 1998.

Audit Committee. The functions of the Audit Committee include recommending to the Board of Directors the appointment of the Company's independent accountants; reviewing with the independent accountants and the Company's internal auditors their annual audit plans; reviewing management's plans for engaging the independent accountants to perform management advisory services; discussing with management, the independent accountants and the internal auditors the adequacy of the Company's internal controls and financial reporting process; monitoring significant accounting and reporting issues; reviewing the Company's policies and procedures concerning officers' expenses; and monitoring compliance with the Company's policies relating to ethics and conflicts of interest. Both the independent accountants and the internal auditors have unrestricted access to the Audit Committee, including the opportunity to meet with the Audit Committee alone.

Compensation Committee. The functions of the Compensation Committee include overseeing the administration of the Company's compensation policies and practices; establishing and administering the compensation plans of members of senior management and authorizing any adjustments thereto; administering the Company's Stock Incentive Plan and authorizing all awards granted thereunder; and reporting annually to the stockholders of the Company on matters concerning the compensation of executives of the Company.

Each non-employee director currently receives an annual retainer of $20,000 for serving as a member of the Board of Directors, a fee of $2,500 for each meeting of the Board attended and a fee of $1,000 for each meeting of a committee of the Board held on a date not coinciding with a meeting of the Board. The annual retainer of each non-employee director owning less than 1% of the Company's outstanding Common Stock is paid 50% in cash and 50% in the form of options to purchase shares of the Company's Class A Common Stock. The per-share exercise price of such options is equal to the fair market value of a share of Class A Common Stock on the date of grant; the number of options granted is determined using the Black-Scholes option-pricing model; and options vest in installments of one-third on each anniversary of the grant date. Each non-employee director has the right to waive the payment of all or any portion of his or her annual cash retainer in exchange for options to purchase Class A Common Stock. Following initial election and qualification to the Board, each non-employee director who is not a member of the Founding Family (as hereafter defined) receives a grant of restricted shares of Class A Common Stock with a fair market value of $10,000. Such restricted shares vest over a period of five years.

Directors who are also employees of the Company receive no compensation for their service as directors of the Company.

Compensation Committee Interlocks and Insider Participation

Richard Anderson and Sharon Patrick are the sole members of both the Audit Committee and the Compensation Committee. Mr. Anderson and Ms. Patrick are independent directors and neither is a current or former employee of the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table furnishes certain information as of December 31, 1998 as to the Common Stock beneficially owned by each of the directors, by each of the Named Executive Officers, by all directors and executive officers as a group, and by all other persons known to the Company to be the beneficial owners of more than 5% of either class of the Company's Common Stock.

                                                        Class A Common Stock                Class B Common Stock
                                                        --------------------                --------------------
         Name of Beneficial Owner                    Number                  %            Number                 %
         ------------------------                    ------                 ---           ------                ---
Richard W. Anderson                                       408                  *
Kenneth D. Cron (1)                                   377,620              5.35%
Greg Jobin-Leeds (2)                                  109,230              1.54%         1,763,240            10.99%
Daniel H. Leeds (3)                                   392,620              5.56%         1,987,640            12.38%
Jennifer Leeds (4)                                                                       1,927,640            12.01%
Gerard G. Leeds (5)                                                                      6,449,204            40.20%
Lilo J. Leeds (5)                                                                        6,449,204            40.20%
Michael S. Leeds (6)                                  526,280              7.43%         1,987,640            12.38%
Richard A. Leeds (7)                                    9,500                  *         1,927,640            12.01%
Sharon Lee Patrick                                        408                  *
John Russell                                              880                  *
Jeffrey L. Strief                                       1,820                  *
All directors and executive
officers as a group (17 persons)                    1,334,899             18.85%        12,352,124            76.99%
Connor Clark & Company, Ltd. (8)
40 King Street, Ste. 5110, Box 125
Toronto, Ontario
Canada  M5H 3Y2                                       358,100              5.06%
Private Capital Management, Inc. (9)
3003 Tamiami Trail North
Naples, FL  34103                                   1,563,450             22.08%
J.&W. Seligman & Co. Incorporated (10)
100 Park Avenue
New York, NY  10017                                   910,500             12.86%
Wanger Asset Management, L.P. (11)
227 W. Monroe Street, Ste 3000
Chicago, IL  60606                                    480,000              6.78%

----------
* Represents less than 1.0% of the outstanding shares of Class A Common Stock.

(1) Includes 89,288 shares of Class A Common Stock held in trust by Kenneth Cron as trustee for certain members of his family.

(2) Includes 330,740 shares of Class B Common Stock held in trust by Greg Jobin-Leeds as trustee for certain members of his family.

(3) Includes 392,520 shares of Class A Common Stock and 545,171 shares of Class B Common Stock held in trust by Daniel H. Leeds as trustee for certain members of his family.

(4) Includes 27,586 shares of Class B Common Stock held in the name of The Giant Steps Foundation.

(5) 3,224,602 shares of Class B Common Stock are held by Gerard G. Leeds, and 3,224,602 shares of Class B Common Stock are held by Lilo J. Leeds. As husband and wife, Gerard and Lilo Leeds are deemed to be the beneficial owner of shares held by the other spouse, and therefore, the combined beneficial ownership is shown in the table. Gerard and Lilo each disclaim beneficial ownership of the shares held by the other.

(6) Includes 298,140 shares of Class A Common Stock and 457,504 shares of Class B Common Stock held in trust by Michael S. Leeds as trustee for certain members of his family.

(7) Includes 975,760 shares of Class B Common Stock held in trust by Richard A. Leeds as trustee for certain members of his family, and 30,000 shares of Class B Common Stock held in the name of the Kaleidoscope Foundation.

(8) This information derived from Schedule 13G filed by Connor Clark & Company, Ltd on February 10, 1999.

(9) This information derived from Schedule 13G filed by Private Capital Management, Inc. on February 16, 1999.

(10) This information derived from Schedule 13G filed by J. & W. Seligman & Co. Incorporated on February 10, 1999.

(11) This information derived from Schedule 13G filed by Wanger Asset Management, L.P. on February 23, 1999.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors Michael Leeds, Daniel Leeds and Richard Leeds are children of Directors Gerard and Lilo Leeds, the founders of the Company. Gerard and Lilo Leeds, Michael Leeds, Daniel Leeds and Richard Leeds are parties to a stockholders' agreement among Gerard and Lilo Leeds and all of their children (the "Founding Family"), who collectively control all of the Company's Class B Common Stock. Under such agreement, the parties are required to vote all their shares of Class B Common Stock to elect as directors Gerard and Lilo Leeds, all members of the Founding Family who are full-time senior executive employees of the Company (currently Michael Leeds and Daniel Leeds) and one of the three other children of Gerard and Lilo Leeds.

Gerard and Lilo Leeds are the founders and Co-Chairpersons of Institute for Student Achievement, Inc. (the "Institute"), a not-for-profit public charity to which the Company provides office space and services. The fair market value of such office space and services provided in 1998 was approximately $605,000. The Board of Directors passed a resolution which limits the aggregate annual cash and in-kind contributions by the Company to public or private charities or foundations (including the Institute) to 3% of the Company's consolidated income before provision for income taxes for the preceding fiscal year.

At December 31, 1998, Kenneth Cron was indebted to the Company in the principal amount of $750,000. The Company holds a note receivable for such debt, which bears interest at a rate approximating LIBOR and on which interest payments are due quarterly and principal payments annually. Full payment of the note is due in 2023, subject to acceleration under certain conditions.

The Company is the guarantor of a bank loan to Michael Leeds in the principal amount of $1,200,000. The loan is due and payable in full on November 14, 2001, but under an agreement dated April 15, 1997, the Company is required to extend the guarantee of this loan until December 31, 2005.

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

Date: April 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature                                 Title                              Date
        -----------                               -------                            -------
/s/ MICHAEL S. LEEDS                   President, Chief Executive                April 30, 1999
-----------------------------          Officer and a Director
Michael S. Leeds                       (Principal Executive Officer)


/s/ KENNETH D. CRON                    Executive Vice President,                 April 30, 1999
-----------------------------          President of Publishing and a
Kenneth D. Cron                        Director


/s/ DANIEL H. LEEDS                    Executive Vice President,                 April 30, 1999
-----------------------------          President of International and
Daniel H. Leeds                        a Director


/s/ JOSEPH E. SICHLER                  Executive Vice President and              April 30, 1999
-----------------------------          Chief Financial Officer (Principal
Joseph E. Sichler                      Financial Officer and Principal
                                       Accounting Officer)

/s/ GERARD G. LEEDS                    Director, Co-Chairperson of               April 30, 1999
-----------------------------          Board of Directors
Gerard G. Leeds

/s/ LILO J. LEEDS                      Director, Co-Chairperson of               April 30, 1999
-----------------------------          Board of Directors
Lilo J. Leeds

/s/ RICHARD W. ANDERSON                Director                                  April 30, 1999
-----------------------------
Richard W. Anderson

/s/ RICHARD A. LEEDS                   Director                                  April 30, 1999
-----------------------------
Richard A. Leeds

/s/ SHARON LEE PATRICK                 Director                                  April 30, 1999
-----------------------------
Sharon Lee Patrick