Form 10-Q
period 1999-03-31
CMP MEDIA INC
filed 1999-05-17
CIK 1034139

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

                           Yes |X| No |_|

      As of May 11, 1999, there were 23,103,926 shares of the Registrant's voting common stock issued and outstanding, of which 12,951,116 shares were Class A Common Stock and 10,152,810 shares were Class B Common Stock.

                                 CMP Media Inc.

                                      Index

Part I - Financial Information

    Item 1. Financial Statements.

            Condensed Consolidated Statements of Income (Unaudited)
            for the three months ended March 31, 1999 and 1998...............  1

            Condensed Consolidated Balance Sheets (Unaudited)
            as of March 31, 1999 and December 31, 1998.......................  2

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the three months ended March 31, 1999 and 1998...............  3

            Notes to Unaudited Condensed Consolidated Financial Statements...  4

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                         9

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.

            Not Applicable.

Part II - Other Information                                                   14

Signatures                                                                    15

                         CMP Media Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                     in thousands, except per share amounts
                                   (unaudited)

                                                For the three months
                                                   ended March 31,
                                                --------------------
                                                1999            1998
                                                ----            ----
Revenue                                      $ 105,891        $ 109,185
Operating costs and expenses:
   Cost of revenue                              48,512           48,980
   Selling and promotion                        37,968           38,682
   General and administrative                   23,090           20,872
                                             ---------        ---------

Income (loss) from operations                   (3,679)             651
                                             ---------        ---------

Gain on sales                                    2,826              828
Other income (expense), net                       (146)             593
                                             ---------        ---------

Income (loss) before provision (benefit)
    for income taxes                         $    (999)       $   2,072
Provision (benefit) for income taxes              (425)             893
                                             ---------        ---------

Net income (loss)                            $    (574)       $   1,179
                                             =========        =========

Net income (loss) per share - basic          $   (0.02)       $    0.05
                                             =========        =========

Net income (loss) per share - diluted        $   (0.02)       $    0.05
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

                         CMP Media Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                in thousands, except share and per share amounts
                                   (unaudited)

                                                                                                March 31,   December 31,
                                                                                                  1999           1998
                                                                                                --------    -----------
                                               Assets

Current assets:
   Cash and cash equivalents                                                                     $  9,927      $  6,658
   Accounts receivable, net                                                                        71,216        76,321
   Short-term investments                                                                          13,527        13,211
   Inventories                                                                                      4,587         4,253
   Deferred income taxes                                                                            7,471         7,471
   Deferred subscription acquisition costs                                                          4,163            --
   Prepaid expenses and other current assets                                                        9,172        13,135
                                                                                                 --------      --------
          Total current assets                                                                    120,063       121,049
                                                                                                 --------      --------
Property and equipment, net                                                                        29,021        30,003
Long-term investments                                                                                 454         1,702
Investments in and advances to unconsolidated affiliates                                            3,518         3,637
Intangible assets                                                                                  37,530        38,289
Deferred income taxes                                                                               4,138         4,138
Other assets                                                                                        3,264         3,444
                                                                                                 --------      --------
                                                                                                 $197,988      $202,262
                                                                                                 ========      ========

                                Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                              $ 28,363      $ 29,320
   Accrued expenses and other current liabilities                                                  34,751        43,152
   Deferred revenue                                                                                13,059        11,277
                                                                                                 --------      --------
          Total current liabilities                                                                76,173        83,749
                                                                                                 --------      --------
Deferred compensation                                                                               5,853         5,528
Other liabilities                                                                                   5,645         5,478
                                                                                                 --------      --------
          Total liabilities                                                                        87,671        94,755
                                                                                                 --------      --------
Commitments and contingencies (Note 6)

Stockholders' equity:
   Class A Common Stock, par value $.01 per share, 50,000,000 shares authorized, 7,123,547 shares and 7,092,362 shares issued
      at March 31, 1999 and December 31, 1998, respectively                                            71            71
   Class B Common Stock, par value $.01 per share, 20,000,000 shares authorized, 16,043,004 shares issued at March 31, 1999 and
      December 31, 1998                                                                               160           160
   Additional paid-in capital                                                                      86,014        85,556
   Retained earnings                                                                               33,013        33,587
   Unamortized restricted stock compensation                                                      (10,388)      (10,850)
   Accumulated other comprehensive income                                                           2,958           494
   Treasury stock, at cost, 81,672 shares                                                          (1,511)       (1,511)
                                                                                                 --------      --------
          Total stockholders' equity                                                              110,317       107,507
                                                                                                 --------      --------
                                                                                                 $197,988      $202,262
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

                        CMP Media Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  in thousands
                                  (unaudited)

                                                                                                  For the three months
                                                                                                     ended March 31,
                                                                                                 ----------------------
                                                                                                    1999         1998
                                                                                                 --------      --------
Cash flows from operating activities:
   Net income (loss)                                                                             $   (574)     $  1,179
   Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization of property and equipment                                        3,066         2,432
     Amortization of intangible assets                                                                786           199
     Write-off of property and equipment                                                               83            75
     Provision for doubtful accounts                                                                  747           722
     Compensation expense under incentive plans                                                       787         1,643
     Gain on sales                                                                                 (2,826)         (828)
     Income (loss) from unconsolidated affiliates                                                     511           (16)
     Changes in operating assets and liabilities, net of the effects of businesses acquired and sold:
       Decrease in accounts receivable                                                              4,109         3,758
       Increase in inventories                                                                       (334)         (718)
       Increase in prepaid expenses and other assets                                                  (20)       (3,857)
       Decrease in accounts payable, accrued expenses
        and other current liabilities                                                             (11,239)       (5,872)
       Increase in deferred revenue and other liabilities                                           1,967         2,429
                                                                                                 --------      --------
             Net cash provided by (used in) operating activities                                   (2,937)        1,146
                                                                                                 --------      --------

Cash flows from investing activities:
   Purchase of property and equipment                                                              (2,167)       (2,340)
   Investments in and advances to unconsolidated affiliates                                          (545)          (12)
   Purchase of investments                                                                            (11)         (814)
   Proceeds from sale of investments                                                                5,502           500
   Proceeds from sales of assets                                                                    3,000         2,000
   Other investing activities                                                                         (21)         (166)
                                                                                                 --------      --------
             Net cash provided by (used in) investing activities                                    5,758          (832)
                                                                                                 --------      --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                             458            --
   Distributions to S corporation stockholders                                                         --        (8,000)
   Other financing activities                                                                         (10)          (69)
                                                                                                 --------      --------
             Net cash provided by (used in) financing activities                                      448        (8,069)
                                                                                                 --------      --------

Net change in cash and cash equivalents                                                             3,269        (7,755)
Cash and cash equivalents at beginning of period                                                    6,658        31,495
                                                                                                 --------      --------
Cash and cash equivalents at end of period                                                       $  9,927      $ 23,740
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

                         CMP Media Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
               (in thousands, except per share and share amounts)

1. Basis of Presentation

      The condensed consolidated financial statements of CMP Media Inc. and subsidiaries (the "Company" or "CMP") as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited but have been prepared in accordance with generally accepted accounting principles for interim financial statements. For interim financial reporting purposes, subscription acquisition costs are deferred and allocated among interim periods based upon the benefit received. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

      The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K. The condensed consolidated balance sheet as of December 31, 1998 has been summarized from the Company's audited consolidated balance sheet as of that date.

2. Comprehensive Income

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company's total comprehensive income for the three months ended March 31, 1999 and 1998 is as follows:

                                                           For the three months
                                                              ended March 31,
                                                           --------------------
                                                              1999        1998
                                                              ----        ----
                                                                (unaudited)

Net income (loss) ......................................   $   (574)   $  1,179
Other comprehensive income, net of tax:
    Unrealized gains on securities available for sale ..      2,607           8
    Foreign currency translation adjustments ...........       (143)       (110)
                                                           --------    --------

Total comprehensive income .............................   $  1,890    $  1,077
                                                           ========    ========

3. Results of Operations

      In February 1999, the Company sold a portion of its investment in a company developing Internet-related technologies to a new joint venture partner for approximately $3,000, resulting in a gain on sale of approximately $2,800. In March 1998, in connection with the sale of its investment in a company developing Internet-related technologies, the Company recorded a gain of approximately $828.

                         CMP Media Inc. and Subsidiaries
   Notes to Unaudited Condensed Consolidated Financial Statements - Continued
               (in thousands, except per share and share amounts)

      On May 29, 1998, the Company acquired four computer and communications publications, as well as NSTL, a technology and software testing lab, from The McGraw-Hill Companies, Inc. The purchase price for this acquisition was $28,600 in cash plus the assumption of certain liabilities. The following table summarizes pro forma results as if the acquisition had occurred on January 1, 1998:

                                          For the three
                                           months ended
                                          March 31, 1998
                                          --------------
                                           (unaudited)

       Revenue                              $ 120,877
                                            =========
       Income before taxes                  $     695
                                            =========
       Net income                           $     395
                                            =========

       Net income per share - diluted       $    0.02
                                            =========

      On April 21, 1999, CMP sold all of its shares of an Internet-related company for approximately $10.0 million. The Company realized a gain of $9.1 million in connection with this sale which will be recorded in the three months ending June 30, 1999.

4. Net Income Per Share and Weighted Average Common Shares Outstanding

      Net income per share - basic is calculated using weighted average common shares outstanding and net income per share - diluted is calculated using weighted average common shares outstanding including the effect of dilutive securities calculated using the Treasury Stock Method.

      For the three months ended March 31, 1999 and 1998, for the purpose of calculating net income per share - basic, the weighted average number of common shares outstanding was 23,082,879 and 23,110,386, respectively. For the three months ended March 31, 1999, the inclusion of dilutive securities in the calculation of net loss per share - diluted would have been anti-dilutive; therefore, the calculation of net loss per share - diluted did not include dilutive securities. For the three months ended March 31, 1998, for the purpose of calculating net income per share - diluted, the weighted average number of common shares outstanding including dilutive securities was 24,389,551 which includes 1,279,165 shares representing the impact of common stock options using the Treasury Stock Method.

5. Segment Information:

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

      The accounting policies of the segments are the same as those for the Company as a whole. There is no intersegment revenue. Segment data includes a charge allocating corporate-headquarters costs. Management evaluates the performance of its segments and allocates resources to them based on income or loss before income taxes.

      The table below presents information about reportable segments for the three months ended March 31, 1999 and 1998.

                                        For the three months ended March 31, 1999
                                    ------------------------------------------------
                                                              Reconciling
                                    Publishing    All Other     Items (1)      Total
                                    ----------    ---------     ---------      -----

     Revenue                        $   99,479   $    6,412   $       --    $  105,891
     Income (loss) before taxes          3,704          392       (5,095)         (999)

      (1)   Reconciling items primarily include unallocated corporate expenses.

                                        For the three months ended March 31, 1998
                                    ------------------------------------------------
                                                              Reconciling
                                    Publishing    All Other     Items (1)      Total
                                    ----------    ---------     ---------      -----

     Revenue                        $  107,665   $    1,520   $       --    $  109,185
     Income (loss) before taxes          4,503         (154)      (2,277)        2,072

      (1)   Reconciling items primarily include unallocated corporate expenses.

6. Recent Events

      On April 29, 1999, CMP and United News & Media plc ("United") announced the signing of an Agreement and Plan of Merger dated as of April 28, 1999 (the "Merger Agreement") pursuant to which United, through its wholly-owned affiliates, MFW Acquisition Corp. and MFW Acquisition Holdings Corp., has offered to acquire all outstanding shares of CMP's Class A and Class B Common Stock (the "Shares") at a price of $39.00 per share (the "Offer").

      The Offer is conditioned upon, among other things, (i) there being validly tendered and not withdrawn prior to the expiration of the Offer at least 51% of the Shares outstanding and (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Offer is also subject to other terms and conditions contained in the Offer to Purchase dated May 6, 1999. A Tender and Voting Agreement (the "Tender and Voting Agreement") was entered into as of April 28, 1999 between MFW Acquisition Corp. and the holders of all of the Company's

                         CMP Media Inc. and Subsidiaries
   Notes to Unaudited Condensed Consolidated Financial Statements - Continued
               (in thousands, except per share and share amounts)

outstanding Class B Common Stock by which such holders agreed to tender all of their Shares (which represent approximately 54% of the Company's outstanding common stock) pursuant to the Offer.

      The Offer provides that, after the purchase of Shares pursuant to the Offer and the satisfaction of the other conditions set forth in the Merger Agreement, MFW Acquisition Corp. will be merged with and into the Company (following the Merger, the "Surviving Corporation") in accordance with the relevant provisions of the General Corporation Law of the State of Delaware. Following consummation of such Merger (the "Merger"), the Surviving Corporation will be a wholly-owned subsidiary of MFW Acquisition Holdings Corp.

      The Company has entered into certain agreements and amendments to existing agreements which provide for payments, acceleration of certain stock options and cancellation of certain stock options upon a change of control of the Company (a "Change of Control"). The terms of these agreements and amendments are summarized below.

      On April 8, 1999, the Board of Directors of the Company amended the 1988 Equity Appreciation Plan (the "EAP"), in which certain key executives participate such that, upon a Change of Control, all unredeemed share appreciation rights will be redeemed for an amount based upon the value of the transaction which results in the Change of Control. The amount contingently payable under the EAP upon a Change of Control in excess of amounts previously accrued pursuant to the formula contained in the EAP prior to the amendment is approximately $5,600.

      Effective March 1, 1999, the Company adopted the CMP Media Inc. Retention Bonus Plan (the "Retention Plan"). The Company has awarded bonuses to certain key employees under the Retention Plan, as well as to certain key executives under separate agreements, which are payable provided that such employees and executives do not resign from employment with the Company through a specified period of time after a Change of Control. The amount contingently payable under the Retention Plan and such agreements upon a Change of Control is approximately $23,000.

      In addition, the Company has amended outstanding stock option agreements with certain of its employees as follows: (i) In agreements effective April 23, 1999, two key senior executives and the Company agreed that the executives' option agreements will be terminated upon a Change of Control and that all options issuable to them under their option agreements will thereupon be canceled. The number of options held by these executives is 1,698,840. (ii) In an agreement effective April 23, 1999, one key senior executive and the Company agreed that the vesting of his options would accelerate upon a Change of Control and that all options issuable to him under his option agreement would thereupon become exercisable. The number of options held by this executive is 943,800.
(iii) By resolutions adopted on February 9, 1999, the Compensation Committee of the Board of Directors of the Company modified the terms of options held by all other employees so that they will immediately vest and become exercisable upon a Change of Control.

                         CMP Media Inc. and Subsidiaries
   Notes to Unaudited Condensed Consolidated Financial Statements - Continued
               (in thousands, except per share and share amounts)

      The Company entered into agreements effective March 1, 1999 with certain key employees which provide that if the key employee is terminated without cause or resigns for good reason within a specified time period after a Change of Control, the key employee is entitled to extended severance benefits subject in many cases to certain non-competition covenants. The amount contingently payable under these agreements is approximately $15,500.

      On April 28, 1999, the Board of Directors of the Company adopted an employee bonus plan (the "Bonus Plan") under which bonuses may be paid to employees who remain employed by the Company through the date of a Change of Control. All bonuses payable under the Bonus Plan were funded by the contribution to the Company by its principal stockholders of 1,282,052 shares of their Class A Common Stock. The Company has placed the shares it received from such principal stockholders in a trust in accordance with the 1999 Leeds Family/CMP Media Inc. Employee Benefit Trust Agreement. In the event of a transaction resulting in a Change of Control, the shares in the trust would be sold in such transaction on the same terms as all other issued and outstanding shares of common stock of CMP. The proceeds received by the trust upon the Change of Control would be used to pay the bonuses under the Bonus Plan.

      In the event of a Change of Control, payments to certain key executives may be subject to excise taxes pursuant to Section 280G of the Internal Revenue Code of 1986, as amended. The Company entered into agreements effective March 1, 1999 with four senior executives which provide that, to the extent that excise taxes are due, the Company will pay such executives gross-up bonuses to offset the effect of such excise taxes. Should a Change of Control occur, the amount contingently payable for gross-up bonuses is approximately $11,000.

      The Company expects to incur professional fees of approximately $23,000 in connection with the Offer. Of this amount, approximately $19,100 is contingently payable upon the closing of the Offer.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Recent Events

      On April 29, 1999, CMP and United News & Media plc ("United") announced the signing of an Agreement and Plan of Merger dated as of April 28, 1999 pursuant to which United, through its wholly-owned affiliates, MFW Acquisition Corp. and MFW Acquisition Holdings Corp., has offered to acquire all outstanding shares of CMP's Class A and Class B Common Stock (the "Shares") at a price of $39.00 per share (the "Offer").

      The Company has entered into certain agreements and amendments to existing agreements which provide for payments, acceleration of certain stock options and cancellation of certain stock options upon a change of control of the Company.

      For further discussion of the Offer and related agreements, see Note 6 to the unaudited condensed consolidated financial statements contained elsewhere herein.

Three Months Ended March 31, 1999 Compared with Three Months Ended March 31,
1998

     Revenue. Revenue for the three months ended March 31, 1999 decreased $3.3 million, or 3.0%, to $105.9 million compared with $109.2 million for the same period in 1998. The decline was primarily attributable to a decrease in the number of advertising pages in the Company's domestic print publications and the absence of revenue due to the sale of HomePC, partially offset by increased revenue for the Company's International operations and Internet services. Total advertising pages decreased 17.5% to 7,043 pages, primarily due to advertising page decreases for Computer Reseller News, Electronic Buyers' News, Electronic Engineering Times, VARBusiness and WINDOWS; also HomePC was sold in April 1998. These decreases in advertising pages were partially offset by the addition of advertising pages for the publications acquired from McGraw-Hill.

      Operating Costs and Expenses. Cost of revenue for the three months ended March 31, 1999 decreased $0.5 million, or 1.0%, to $48.5 million compared with $49.0 million for the same period in 1998. The decrease was primarily due to lower costs for the Company's domestic print publications associated with decreased revenue in the first quarter of 1999 as compared to the first quarter of 1998, partially offset by increased costs associated with the acquisition of the McGraw-Hill publications and NSTL and increased costs in International operations. Cost of revenue as a percentage of revenue increased to 45.8% in the first quarter of 1999 from 44.9% in the first quarter of 1998. This resulted primarily from the growth in International operations, which currently have higher expense ratios than the Company's domestic print publications. Cost of revenue includes production, paper, editorial, distribution and fulfillment costs.

      Selling and promotion expenses for the three months ended March 31, 1999 decreased $0.7 million, or 1.8%, to $38.0 million compared with $38.7 million for the same period in 1998. The decrease was primarily attributable to lower commission and sales force costs associated with decreased revenue in the first quarter of 1999 as compared to the first quarter of 1998 as well as decreased selling and promotion costs due to the sale of HomePC, partially offset by increased sales efforts associated with the Company's new publications acquired from McGraw-Hill and International publications. Selling and promotion expenses as a percentage of revenue increased to 35.9% in the first quarter of 1999 from 35.4% in the first quarter of 1998.

      General and administrative expenses for the three months ended March 31, 1999 increased $2.2 million, or 10.6% to $23.1 million compared with $20.9 million for the same period in 1998. General and administrative expenses as a percentage of revenue increased to 21.8% in the first quarter of 1999 from 19.1% in the first quarter of 1998.

      Gain on Sales. The gain on sale of $2.8 million in the first quarter of 1999 was realized in connection with the sale of a portion of the Company's investment in a joint venture. The gain on sale of $0.8 million in the first quarter of 1998 resulted from the sale of the Company's investment in a business developing Internet-related technologies.

      Other Income (Expense), Net. Other expense, net of $0.1 million for the three months ended March 31, 1999 reflects $0.7 million of increased expenses compared with other income, net of $0.6 million for the same period in 1998, primarily as a result of losses from the Company's Internet-related investments, as well as less interest income earned on short-term and long-term investments during the first quarter of 1999 as compared to the first quarter of 1998. The Company's equity investments are primarily in International publications and a start-up Internet services and technology company.

      Provision for Income Taxes. The Company's effective income tax rates for the three months ended March 31, 1999 and 1998 were 42.5% and 43.1%, respectively.

Liquidity and Capital Resources

      The Company has traditionally required relatively low levels of working capital to operate its business. Working capital was $43.9 million at March 31, 1999 and $37.3 million at December 31, 1998. The increase in working capital was primarily attributable to $5.5 million in proceeds from the sale of investments in marketable securities and the reclassification of investments from long-term to short-term as a result of their maturities coming due within the operating cycle, partially offset by a net loss from operations for the three months ended March 31, 1999. Accounts receivable, net were $71.2 million at March 31, 1999 and $76.3 million at December 31, 1998. Days sales outstanding ("DSO") was 63.0 at March 31, 1999 and 58.0 at December 31, 1998. DSO has increased primarily due to the growth in International operations which currently have higher DSO than the Company's other businesses. Paper inventories were $4.6 million at March 31, 1999 and $4.3 million at December 31, 1998.

      Cash provided by (used in) operating activities was $(2.9) million and $1.1 million for the three months ended March 31, 1999 and 1998, respectively. The decrease was primarily due to decreased earnings as well as changes in working capital items, the most significant of which were decreases in accounts payable, accrued expenses and other current liabilities, partially offset by a decrease in prepaid expenses and other assets.

      Investing activities during the three months ended March 31, 1999 provided $5.8 million, consisting primarily of $5.5 million of proceeds from the sale of investments in marketable securities and $3.0 million in proceeds from the sale of a portion of the Company's interest in a joint venture engaged in Internet-related services, partially offset by $2.2 million of capital expenditures and $0.5 million for investments in and advances to unconsolidated affiliates. Investing activities during the three months ended March 31, 1998 used $0.8 million, consisting primarily of $2.3 million of capital expenditures and $0.8 million for the purchase of investments in marketable securities, partially offset by $2.0 million in proceeds from the sale of the Company's 50% interest in one of its joint ventures engaged in Internet-related services and $0.5 million in proceeds from the sale of investments in marketable securities.

      Financing activities during the three months ended March 31, 1999 provided $0.4 million consisting primarily of proceeds from the issuance of Common Stock under the Company's Employee Stock Purchase Plan. Financing activities during the three months ended March 31, 1998 used $8.1 million, consisting primarily of $8.0 million of cash distributions to stockholders of record prior to the Company's July 1997 initial public offering (the "Offering").

      The Company's revolving credit agreement, as amended, with two financial institutions provides for borrowings of up to $75 million, substantially all of which was available at March 31, 1999. Borrowings are unsecured and bear interest at either (i) LIBOR plus .35% to .825% depending on outstanding loan balances and the Company's earnings levels, or (ii) the prime rate, at the Company's option. The agreement, as amended, contains certain negative covenants regarding, among other items, minimum levels of net worth, fixed coverage and limitations on indebtedness. The agreement expires November 14, 2001.

      In April 1997, the Company guaranteed a loan of $3.0 million to one of its senior executives to pay taxes in connection with the purchase of Class A Common Stock from principal stockholders of the Company. The loan is from one of the financial institutions with which the Company has its revolving credit agreement. As of March 31, 1999, the balance of the loan and related guarantee was $1.2 million. The amount available to the Company for borrowings under its revolving credit agreement is reduced by the amount of this guarantee. This loan will be payable in November 2001 and is guaranteed through such date. The Company is obligated to extend the guarantee through December 31, 2005 at the request of the senior executive. In the event of a change of control of the Company, the senior executive will repay the loan in full.

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

      Paper prices rose significantly in 1995, dropped in 1996, increased moderately in 1997, and remained stable or declined in 1998 and in the first quarter of 1999. The Company will continue to monitor the impact of paper prices and will consider this in setting its pricing policies. There can be no assurance that the Company can recoup paper price increases by passing them through to its advertisers and readers. In addition, the Company continually reviews its purchasing and manufacturing processes for opportunities to reduce costs and mitigate the impact of increases in paper prices (such as purchasing lighter-grade paper stock or, when paper prices are at cyclical lows, increasing paper inventory or entering into longer term contracts with suppliers). However, the Company has not entered, and does not currently plan to enter, into forward contracts.

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

      The total cost associated with the Project, including the replacement cost of any non-Y2K compliant systems, software or hardware, is not expected to be material to the Company's business, results of operations or financial condition. The total cost of the Project is estimated to be in the range of $0.8 million to $1.0 million. This estimate is primarily for the cost of software, hardware and outside consultants and does not include internal costs related to the Project. Internal Project costs consist principally of payroll costs for the Company's IT group which are not separately tracked. As of March 31, 1999, costs incurred in the inventory and assessment phases and the remediation and implementation phases of the Project were approximately $0.4 million. Costs incurred in connection with the Project are expensed as incurred, except for the cost of replacement systems or hardware which will be capitalized and depreciated over their estimated useful lives. Project costs are being funded through operating cash flows. None of the Company's other information technology projects have been deferred due to the Project.

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

Forward Looking Statements

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

      (b) The following reports on Form 8-K were filed during the Registrant's quarter ended March 31, 1999:

            An Item 5 report on Form 8-K, dated February 18, 1999, was filed reporting that the Registrant retained Lazard Freres & Co. LLC to explore strategic alternatives and announcing financial results for the fiscal quarter and year ended December 31, 1998.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CMP MEDIA INC.


May 17, 1999                     By: /s/  Joseph E. Sichler
                                     -------------------------------------
                                     Joseph E. Sichler

                                     Executive Vice President and Chief
                                     Financial Officer (Authorized Executive
                                     Officer and Principal Accounting Officer)